Form 10KSB40
period 1996-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1997-03-31
CIK 1025856

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

For the transition period from ..................... to ...................

Commission file number 000-21627


                Safe Alternatives Corporation of America, Inc.
       ----------------------------------------------------------------
                (Name of small business issuer in its charter)

    Florida                                         06-1413994
------------------------------           -----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or
organization)

27 Governor Street,  Ridgefield, Connecticut              06877
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number                              (203) 438-8144
                                                    --------------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                Name of each exchange on which
                                            registered

 None
------------------------------------    --------------------------------------

------------------------------------    --------------------------------------

     Securities registered under Section 12(g) of the Exchange Act:


                   Common Stock, $.0001 par value per share
       ----------------------------------------------------------------
                                (Title of Class)


       ----------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 1996 were $63,854.

Prior to March 6, 1997, the Company's Common Stock has been an over the counter "pink sheet" security. On March 6, 1997, NASDAQ accepted the Company's Common Stock for trading. However, to the best of the Company's knowledge, there has been no public market for its Common Stock, and the Company is not aware of any trading activity in the Common Stock, and therefore, there is no market capitalization available.

As of February 28, 1997, there were issued and outstanding 10,444,120 shares of the issuer's Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----    ---

                                    PART I

                                ITEM 1. BUSINESS


THE COMPANY

     Safe Alternatives Corporation of America, Inc. (the "Company") was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October, 1978 the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the "Act"). No market for trading of the Common Stock has ever developed. The Company operated as a commuter airline from its inception through April, 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983 through September 1995 the Company was dormant. In May, 1994, the name of the Company was changed to Portsmouth Corporation. In September, 1995, pursuant to a plan of reorganization (the "Reorganization") the Company acquired all of the assets of SAC-Delaware and commenced operations. On March 4, 1996 the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

     Since the Reorganization, the Company has changed its focus from being a "public shell", without assets or a business, to a company concentrating its resources on the research, development and commercial exploitation of certain technologies (the "Technologies") which it either owns, exclusively licenses, or in which it has exclusive marketing rights. See "Technologies". The products which the Company has developed and/or intends to develop, as the case may be, from the Technologies are primarily in the following areas:

     1. Paint stripping chemicals (world-wide license.) This product is currently being marketed and sold in limited sample quantities. The Company's paint stripping product is used to remove lead-based paints, latex, alkyd, varnish, polyurethane, and epoxy resin coatings from structural metal, cement, fiberglass, wood, mica and plaster. The Company's paint stripping product is applied using an airless spray gun, paint brush or spatula. For most applications, the Company believes, based on its research and in-house testing, that the stripper will remove substantially all of the paint, exposing the bare surface within a 24-hour period. The Company's line of paint strippers is biodegradable, water washable, non-caustic, and methylene chloride free.

     2. Water-based foams for insulation material (continental United States license). This product is in the final stages of development and the Company is currently evaluating the appropriate mechanism for application of the product onto its intended surface. Subject to the successful completion of its research and the ability of the Company to obtain additional financing, the Company expects, although there can be no assurances, that it will market this product in 1997.
    3. Radon barrier and flame retardant coatings (continental United States license). These products are substantially developed and exist in working prototype form. It is unlikely that the Company will market and sell such products by the end of 1997, as they are subject to further testing and development, as well as limitations with respect to the Company's ability to finance such additional product introductions in 1997.

     4. Recycling solvents (continental United States license). Possible products from this technology continue to be subject to further research and development, and consequently, no products derived therefrom are expected to be marketed in 1997. The Company anticipates that research and development with respect to such products will continue, subject to the Company's ability to finance such research.

     5.   Sealants (continental United States license).   Possible products from
this technology are not as far along in the research and development process as the Company's other technologies, products and prototypes. The Company anticipates that, subject to sufficient financing, research with respect to the sealants will continue in 1997. The Company does not anticipate marketing its sealant products, if any, derived from this technology in 1997.

     Although the Company is currently actively marketing its paint stripping product, only nominal revenues have been generated from the sale of samples to date. The Company is not presently marketing any of its other products. The Company's timetable for research and development of new products and other forward looking statements contained herein include a number of risks and uncertainties, and consequently, the Company can not provide any assurances with respect thereto. These statements are only predictions and actual events or results may differ materially as a result of factors beyond the Company's control. The time frames which the Company has indicated above with respect to the dates when such products, if any, may be brought to market are based upon managements' best reasonable estimates given the information available to them. In part, the time estimates are based upon the review and analysis of the products (i.e. the foam) by certain customers which have sampled such product and provided the Company with their analyses. Based upon the experience of SSC Marketing, Inc., ("SSC") a California-based marketing firm with experience in sales and marketing of similar products, the Company has entered into a series of agreements with SSC and believes that any products which the Company may develop from the Technologies can be brought to market in a relatively short time frame by SSC. See "Marketing Agreement". Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent. The Company does not currently manufacture its paint stripping product, but contracts with the licensor of the paint stripping Technology to manufacture it. The Company currently does not possess the capacity to manufacture any of its products in anything more than sample quantities in a laboratory facility. The Company therefore intends to contract with outside manufacturers to manufacture any products derived from the Technologies, as they are brought to market. Although the Company has identified certain of the companies which it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into.

     The Company does not presently have the financial resources to operate its business, continue research and development or market its products. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its Technologies to venture capital firms and is in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining any additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms. See Item 6 "Management's Discussion and Analysis or Plan of Operation."

BACKGROUND

     On September 15, 1995 (the "Closing Date"), pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and Safe Alternatives Corporation of America, Inc., a Florida corporation, then operating under the name Portsmouth Corporation (the "Company"), the Company purchased the business (the "Business"), including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the "Reorganization"). Prior to the Reorganization, the Company had no meaningful operations.

     Immediately prior to the closing of the Reorganization (the "Closing"), the Company undertook a 28 for 1 reverse stock split; consequently, all of the calculations included herein reflect this split. The Agreement provided for the Company's purchase of all of SAC-Delaware's assets in consideration for, among other things, (i) the assumption of all of SAC-Delaware's liabilities, (ii) the issuance and delivery to SAC-Delaware of 8,000,000 shares of the Common Stock, representing approximately 94% of the then issued and outstanding shares of Common Stock as of the date of the Closing; and (iii) a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets acquired by the Company pursuant to the terms of the Agreement, payable on a pro rata basis to the stockholders of SAC-Delaware. The Royalty is payable on a quarterly basis during the sixty months immediately following the Closing Date, and the cumulative total of all Royalty payments is limited to a maximum of $8,500,000. The Royalty does not apply to the revenues generated by the sale of the Company's paint stripping product, which technology was acquired after the Reorganization.


RESEARCH AND DEVELOPMENT

     During the three years ended December 31, 1996, 1995 and 1994, respectively, the Company spent approximately $275,000, $273,000 and $370,000 in connection with its research and development efforts. The Company has not completed its research and development on any potential products, other than the paint stripping product, derived from the Technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended. Management believes that the next marketable product to follow the Company's paint stripping product will be a fire retardant foam insulation product. During the three years ended December 31, 1996, approximately $350,000, in the aggregate, has been devoted to research and development with respect to the foam technology. The Company is in the final stages of its research and development with respect to the foam product, and is currently evaluating the appropriate mechanism for delivery of the product onto its intended surface. Subject to the successful completion of its research and the ability of the Company to obtain additional financing, management believes, although there can be no assurances, that sometime in 1997 the Company will be in a position to bring the Company's foam product to market. The Company believes that this product will be ready for market in this time frame, based in part upon the test results which it has been achieving in its laboratory but also from the positive response it has been receiving from certain customers which have been requested to analyze it for themselves. The Company continues to conduct research with respect to the Technologies in order to develop marketable products. There can be no assurances however, that the Company's research and development efforts will result in any commercially viable products.

     All of the Company's research and development efforts are conducted at the Company's laboratory facility in Brookfield, Connecticut. See "Properties"

TECHNOLOGIES

       PAINT STRIPPING CHEMICALS
       -------------------------

       The Company has obtained worldwide marketing rights to a proprietary paint stripping compound. The proprietary compound is not patented but is protected by trade secrets. Based upon the Company's research, in-house testing, and customer feed-back, the Company believes its paint stripping product is effective in removing lead-based paints, latex, alkyd, varnish, polyurethane, and epoxy resin coatings from structural metal, cement, fiberglass, wood, mica and plaster. The Company's paint stripping product is applied using an airless spray gun, paint brush or spatula. For most applications, the Company believes, based on its research, in-house testing and customer feed-back, that the stripper will remove substantially all of the paint, exposing the bare surface within a 24-hour period. The Company's paint stripping product line is biodegradable, water washable, non-caustic, and methylene chloride free. The product has been sold, primarily in sample quantities, to a contractor for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to other customers. The Company's sales efforts to place its paint stripping product in Sherwin Williams retail stores accounts for more than fifty percent (50%) of the Company's 1996 revenues. While the Company experienced limited success in its initial efforts to sell its paint stripping product through Sherwin Williams retail stores, the Company has been unable to expand on such efforts, and sales to Sherwin Williams have been minimal since April 1996. The Company believes that the sales effort of the Company has been severely curtailed by the insufficient working capital position of the Company.

       FOAM
       ----

     The Company has a license from Mrs. Kathleen Kennedy, Mr. Richard J. Fricke, a director and secretary of the Company, and Mr. Patrick J. Crehan, to commercially exploit the foam Technologies in the continental United States.
The foam Technologies are protected by a patent, which patent is valid through December 4, 1999. The Company believes that with its foam Technology it will be able to manufacture foam insulation product for the construction industry containing no chlorofluorocarbons ("CFCs"). Additionally, the foam Technology is water-based, unlike most foam products currently on the market. As of January 1, 1996, federal law prohibits the sale of products containing CFCs due to their damaging effect on the earth's ozone layer. The Company is in the final stages of its research and development with respect to the foam product. The Company's only remaining research for the foam product, which is currently being conducted, concerns testing and evaluating the appropriate mechanism for delivery of the product onto its intended surface. The Company believes that this product will be ready for market in the second quarter of 1997, in part, upon the test results which the Company has been achieving in its laboratory but also from the positive response it has been receiving from certain customers which have been requested to analyze it for themselves. The foam products will be water-based, and therefore, management believes, comply with the government's mandate. Management also expects these products to be less expensive to produce than comparable products containing CFCs . The Company bases this belief on the fact that the major ingredient in its foam product is corn syrup rather than petroleum products, which are the major ingredients for many of its competitors' products. Because corn syrup is substantially less expensive than petroleum products, the Company's foam product should, upon achieving economies of scale in the manufacturing process, be cheaper to produce than many comparable products. The Company believes that its foam products will conform to substantially the same performance standards as other foam products. In addition to its application as an insulation product, the Company believes, based on its preliminary research, that combining the foam Technology with the proprietary coating described below, the foam may be fire retardant. The Company's foam product is in the final stages of development. Assuming that the Company successfully completes its research with respect to the foam Technology, and subject to the Company's ability to obtain additional financing, the Company expects, although there can be no assurances, that it will market this product in 1997. See "Marketing Agreement."

       COATINGS AND SEALANTS
       ---------------------

     The Company has an exclusive license from Mrs. Kathleen Kennedy to commercially exploit certain chemical compounds which management believes can be used to manufacture the following products: (i) a fire retardant coating, (ii) a vapor barrier and (iii) a radon barrier. Based upon the Company's analysis and testing, it believes that
(i) the fire retardant coating should be able to be used with a regular paint brush or paint gun and should be effective in preventing against fire with most building surfaces, (ii) the vapor barrier viscous plastic coating should be an effective water tight coating for use on cement foundations, and (iii) the radon barrier should effectively encapsulate radon.

      The Radon barrier and flame retardant coatings products are substantially developed and exist in working prototype form. Final testing of the physical properties and performance of this product, as well as optimization of the formulation, remain to be done. It is unlikely that the Company will market and sell such products by the end of 1997, as they are subject to some further testing and development, as well as limitations with respect to the Company's ability to finance such additional product introductions in 1997. The products to be derived from the sealant technology are not as far along in the research and development process as the Company's other products and prototypes. The Company anticipates that, subject to sufficient financing, research with respect to the potential sealant products will continue in 1997. The Company does not anticipate marketing its sealant products in 1997.

       RECYCLING SOLVENTS
       ------------------

     The Company has an exclusive license from Mrs. Kathleen Kennedy to commercially exploit certain chemical compounds in the continental United States which management believes can be used to recycle polyurethane, plastics, polystyrene and possibly disposable diapers. The recycling solvents products continue to be subject to further research and development. They will not be marketed or sold in 1997, and the Company anticipates that research and development with respect to such products will continue subject to the Company's ability to finance such research.


PROPRIETARY RIGHTS

     Many of the Technologies which the Company licenses are protected by a patent or have a patent pending. Most of the Technologies involve trade secrets which are considered proprietary to the respective licensors of the Technologies. The Company takes all reasonable measures to protect the Technologies, including the timely update of patent related innovations to the respective processes, if applicable, compliance with the terms of each license agreement and through the requirement that each employee or consultant execute a confidentiality and nondisclosure agreement.


LICENSES

     The following is a summary of certain of the Company's material licenses with Mrs. Kathleen Kennedy, the successor-in-interest to the estate of Mr. Richard B. Kennedy. Each such license has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent (4%) of the gross sales derived from the exploitation of the respective Technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company has also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate, and a required weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime in lieu of progressive sales minimums due beginning in 1993. The royalty payments described above nonetheless survive. Failure by the Company to pay the minimum weekly and/or monthly payments when due may result in the loss of exclusivity of such licenses. Failure to pay royalties due under any license may result in the termination of such license.

       PAINT STRIPPING
       ---------------

     The Company's paint stripping products are proprietary in nature. The Company has developed a paint stripping compound which it believes better serves its purposes than the product which it had previously been supplied. Consequently, the Company does not intend to avail itself of that certain supply agreement with Samax Enterprises, Inc., due also to product inconsistencies. The paint stripping products are not patented, but are covered by trade secrets. It has been determined by the Company and the manufacturer that it is preferable not to seek patent protection, but rather to protect this Technology through trade secrets. The compound has been sold, primarily in sample quantities, to a contractor for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to other customers. The Company's sales efforts to place its paint stripping product in Sherwin Williams retail stores accounts for more than fifty percent (50%) of the Company's 1996 revenues. While the Company experienced limited success in its initial efforts to sell its paint stripping product through Sherwin Williams retail stores, the Company has been unable to expand on such efforts and sales to Sherwin Williams, which have been minimal since April 1996. The Company believes that the sales effort of the Company has been severely curtailed by the insufficient working capital position of the Company.

       FOAMS
       -----

     The Company entered into a license agreement, dated December 9, 1992, by and between Richard B. Kennedy, (Mr. Kennedy has since deceased and his wife has succeeded in interest) Richard J. Fricke and Patrick J. Crehan (collectively referred to therein as "Licensor") and the Company, as licensee, whereby the Licensor granted the Company: (i) an exclusive right to exploit within the continental United States certain inventions, technology, know-how and patent rights relating to fire retardant urethane foam with reduced smoke toxicity, and improvements thereto, excluding those applications which are utilized in the packaging foam industry and (ii) the joint patent rights to manufacture, use, sell and sublicense the Technology. For a more detailed description of the financial terms of the license refer to the section "Licenses" above.

       COATINGS AND SEALANTS
       ---------------------

     The Company entered into a license agreement, dated December 9, 1992, by and between Richard B. Kennedy, as licensor (Mr. Kennedy has since deceased and his wife has succeeded in interest), and the

Company, as licensee, whereby the licensor granted to the Company: (i) an exclusive right to exploit within the continental United States, certain inventions, technology, know-how and patent rights relating to a fire retardant urethane coating which provides a vapor barrier, and improvements thereto, and
(ii) the joint patent rights to manufacture, use, sell and sublicense the Technology. For a more detailed description of the financial terms of the license refer to the section "Licenses" above.

       RECYCLING SOLVENTS
       ------------------

     The Company entered into a license agreement, dated December 9, 1992, by and between Richard B. Kennedy, as licensor (Mr. Kennedy has since deceased and his wife has succeeded in interest), and the Company, as licensee, whereby the licensor has granted the Company: (i) an exclusive right to exploit within the continental United States certain inventions, technology, know-how and patent rights relating to the disposal and reuse of plastic bags, polyurethane, plastics, polystyrene, diapers and the like, and improvements thereto, and (ii) the joint patent rights to manufacture, use, sell and sublicense the Technology. For a more detailed description of the financial terms of the license refer to the section "Licenses" above.

MARKETING AND SALES

     MARKETING AGREEMENT
     -------------------

     The Company believes that its marketing resources are most effectively deployed by contracting an outside vendor to market its products. Consequently, the Company has replaced all of its in-house sales force, consisting of five (5) salesmen and three (3) representatives with an outside vendor, SSC Marketing, Inc., a California-based marketing firm ("SSC"), which vendor has experience selling similar products on a national basis. SSC is seeking to develop sales not only in governmental markets but also in the private sector. In connection with such efforts, the Company and SSC are contacting major chains and providing them with literature, samples and demonstrations. The Company has entered into two agreements with SSC -- a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996 and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC will provide the Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. The Company will pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event SAC's annual revenues exceed $2,600,000, the Company shall pay each sales manager a 2% commission on gross revenues generated in their respective territories, and, in the event the Company's annual revenues exceed $2,800,000, the Company shall pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions. Under the terms of the Service Agreement, SSC will provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The Company will pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of SAC's business exceeds SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree will result in termination of the Service Agreement. Based upon the Company's experience with its in-house sales team, and based further upon the contacts, reputation of and experience of SSC, management believes that contracting for its marketing and sales needs will provide the Company with a greater opportunity to market its products to more customers in less time.

     PAINT STRIPPING CHEMICALS.
     -------------------------

     The Company, through SSC, is focusing its sales and marketing efforts on a product-by-product basis, with its paint stripping product being the first product to be offered in the marketplace. SSC is seeking to develop sales not only in governmental markets but also in the private sector. In connection with such efforts, the Company and SSC are contacting major chains and providing them with literature, samples and demonstrations. Based upon the Company's experience with its in-house sales team, and based further upon the contacts, reputation of and experience of SSC, management believes that contracting for its marketing and sales needs will provide the Company with a greater opportunity to market its products to more customers in less time. See "Marketing Agreement".

     The Company has placed advertisements in several magazines, including magazines intended for commercial contractors as well as the do-it-yourself market. The Company is in the process of establishing a direct sales unit where orders will be taken by a telephone representative of the Company and shipped to the end-user.

     FOAMS.
     -----

     Since the Company is still experimenting with and conducting research on the foam Technology, the Company does not actively market its foam product. The Company intends to begin marketing the foams in 1997 through SSC to companies involved in the construction industry. See "Marketing Agreement".

     OTHER TECHNOLOGIES.
     ------------------

     Until the other Technologies have been fully researched and commercializable products have been developed the Company will not establish marketing strategies for the sale of these possible products. Additionally, management of the Company continues to seek to acquire other technologies for commercial exploitation. The potential acquisitions may be structured as either direct purchases or purchases of holding companies owning the technologies. Although the Company is engaged in many discussions to acquire technologies, there can be no assurances that the Company will be able to do so or to do so on acceptable terms.

SUPPLY ARRANGEMENTS

     Paint stripping -- The Company uses its own formulation for its paint stripper. The Company purchases the raw material used in the formulation from a number of suppliers. The Company believes that there will be no shortage of raw materials. The Company uses contract blenders to blend the formulation. The Company believes that there exist sufficient contract blenders capable of handling the Company's requirements.

     Foam -- the foam products require large amounts of MDI, the base chemical (polyisocyanate) of which is manufactured and distributed by several large companies, including BASF and W.R. Grace & Co. The Company does not anticipate any difficulties obtaining the necessary amounts of MDI or production equipment, although there can be no assurances thereof.

     Coatings and Sealants -- the Company does not anticipate any difficulties obtaining the necessary chemicals and materials for the various potential coating products. The Company believes that there are many suppliers of these chemicals, available on reasonable terms.


COMPETITION

     There are many other companies that offer similar or competitive products to the products either developed or under development by the Company. The industries in which the Company intends to market its products are characterized by substantial and intense competition. Almost all of the companies offering similar or competitive products, both domestic and foreign, are substantially larger and have substantially greater resources, distribution capabilities and experience than the Company. It is also likely that there will be other competitors in the future. The following is a list of certain of the companies with which the Company will be competing: Paint Stripping Chemicals- Peel-A-Way
                                          -------------------------
Corp., Minnesota Mining and Manufacturing ("3M") and Thomas Back to Nature; and

Foams; Coatings and Sealants- Sealed Air Corporation, Carpenter Foam, Thompson's
----------------------------
Water Sealer and miscellaneous radon venting companies.

  Under the terms of the Company's Supply Agreement, the manufacturer of the Company's paint stripping product reserved for itself the right to engage in direct sales of the paint stripping product. The Company's supplier, therefore, may compete directly with the Company in sales of the paint stripping product under different product labels. See "Licenses -- Paint
Stripping"

     The Company's objective is to develop environmentally-friendly products which will compete with the existing paint stripping, coatings, sealants, recycling solvents, foams and sterilization technologies available that are produced by competitors of the Company. The Company cannot provide any assurances that the Company will develop competitive products, that a market for such products (assuming that they are developed), will develop, that the Company will be able to develop marketing or distribution channels, or that competitors having greater financial and other resources will not, or have not, devoted those resources to the research and development of new or existing products which will compete with the Company's products. There can be no assurance that the Company will effectively compete against any competitor.

GOVERNMENT REGULATIONS

     The manufacture and sale of paint stripping chemicals, coatings, sealants and sterilization equipment are subject, to varying degrees, to federal, state and local regulation. The predominance of the regulatory burden however is imposed upon the manufacturer, such as the inventor/supplier, of the Company's paint stripping product and not the Company. The Company must comply with federal labeling requirements for the Company's paint stripping product, which require a description of the various chemicals included in the product and the hazards attendant to the use thereof. The foam, for construction purposes, is regulated by state and local building codes. Failure to properly comply with all regulations applicable to the Company's products could result in the Company incurring substantial costs in order to comply or cessation of manufacture of the offending products and the possible imposition of civil and criminal penalties.


INTELLECTUAL PROPERTY

     The Company's business is dependent upon its ability to commercially exploit certain patented and unpatented proprietary technologies which it has licensed from inventors. The ability of the Company to exploit the Technologies depends on many circumstances beyond its control. No assurances can be given that the Company will be able to commercially exploit such intellectual property rights and develop marketable products. The inability of the Company to satisfy the terms and conditions of the licenses with the holders of the proprietary Technology rights would have a materially adverse effect on the Company. The Company has an exclusive arrangement with respect to the paint stripping chemical used in the Company's paint stripping products, except for the supplier of the chemicals who also maintains the right to market such product. The Company does not pay any license fees in connection with this license but agrees to purchase the chemicals from the supplier thereof. Under the revised terms of the various license agreements relating to the foams, coatings and solvents, the Company is obligated to make minimum monthly payments of $5,000 and minimum weekly payments of $1,200, in the aggregate, to Mrs. Kathleen Kennedy. The failure by the Company to make such minimum weekly and monthly payments to Mrs. Kennedy may result in the licenses becoming non-exclusive to the Company. The failure of the Company to make royalty payments due under any license may result in termination of such license. Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent.


EMPLOYEES

     As of December 31, 1996, the Company had ten (10) employees, including three (3) officers. The Company has also engaged the services of four (4) consultants, in addition to its marketing arrangements with SSC. See "Marketing Agreement".

     None of the Company's employees is represented by a labor organization and the Company considers its relationship with employees to be satisfactory.

                              ITEM 2.  PROPERTIES

    The Company owns no real property. The Company has entered into two office leases.

    The Company leases 12,000 square feet in a building located at 91 Commerce Drive in Brookfield, Connecticut (the "Brookfield Lease"). The Brookfield Lease was executed by and between a trustee acting on behalf of Brookfield Commerce, a Connecticut partnership, as lessor, and the Company, as lessee, on February 22, 1993. The Company uses this facility for research and development of products, marketing meetings and shipment of chemicals. The term of the lease is for five
(5) years, commencing March 1, 1993 and ending February 28, 1998. The Company has the option to renew the lease for an additional five (5) year period. The base rent on an annual basis is $55,350 for the period through August 31, 1993, $73,800 the next twelve months, $76,752 for the twelve months thereafter, $79,822 for the next twelve months and $83,015 until the lease expires or is renewed.

    The Company's corporate headquarters are located in approximately 6,000 square feet of space leased by the Company in a building located at 27 Governor Street, Ridgefield, Connecticut (the "Ridgefield Lease"). The Ridgefield Lease was executed by and between a trustee acting on behalf of the Joseph H. and Ellen Ann Donnelly Trust, as lessor, and the Company, as lessee, on September 30, 1992. The term of the Ridgefield Lease is for three years, commencing October 1, 1995 and ending September 30, 1998. The base rent on an annual basis is $40,517 for the first twelve months, $42,543 the next twelve months and $44,500 for the twelve months thereafter until the lease expires or is renewed.

    The Company believes its facilities are suitable and adequate for its existing operations and those reasonably expected in the next twelve months.
The Company's facilities however are not suitable for manufacturing its products in significant quantities, therefore, the Company intends to rely on outside manufacturers to manufacture its products as they are developed and marketed. The Company currently does not possess the capacity to manufacture any of its products in anything more than sample quantities in a laboratory facility. The Company therefore intends to contract with outside manufacturers to manufacture any products derived from the Technologies, as they are brought to market. Although the Company has identified certain of the companies which it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into as of this date.


                           ITEM 3.  LEGAL PROCEEDINGS

   There are no legal actions pending against the Company nor to the knowledge of the Company are any such proceedings contemplated.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ending December 31, 1996.


       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET

Prior to March 6, 1997, the Company's Common Stock has been an over the counter "pink sheet" security and subsequently, on March 6, 1997, NASDAQ accepted the Company's Common Stock for trading. However, to the best of the Company's knowledge, there has been no public market for its Common Stock, and the Company is not aware of any trading activity in the Common Stock.

HOLDERS

   The Company has approximately 1,231 holders of record of its Common Stock.

DIVIDEND POLICY

   It is the policy of the Board of Directors to retain earnings for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends to the shareholders of its capital stock and does not intend to declare such dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

   Since the Reorganization, the Company issued 923,726 shares of Common Stock to approximately 202 individuals, for the aggregate consideration of
approximately $1,650,000.   The Company believes, based upon representation
letters provided to it from such investors, that such issuances were made to approximately 135 "accredited investors" as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act and to approximately 67 non-accredited investors. The Company made such sales with the intention of relying upon the exemption afforded by Rule 506 of Regulation D; however, the Company has never filed a Form D with the Securities and Exchange Commission, nor has the Company complied with filing requirements, if any, of the states in which sales were made. In certain instances, the Company paid what it believed to be finder's fees to individuals who introduced investors to the Company.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

     Since the Reorganization, management of the Company has concentrated a significant portion of its efforts on the marketing and sale of the Company's paint stripping product. Additionally, subject to the Company's successful completion of its research with regard to evaluating the appropriate mechanism for delivery of the foam product onto its intended surface, and subject to the Company's ability to obtain additional financing, management believes that the Company's foam products could be ready for marketing during 1997, although no assurances thereof can be given. Based upon the Company's current financial status, the need to continue research and development and the Company's emphasis on its paint stripping and foam products, management does not believe that it will market any of its sealants, coatings or solvents in 1997.

     The report of the Company's independent auditor, contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors ( See note 1 to the financial statements) as raising substantial doubt as to the Company's ability to continue as a going concern are (i) the Company has incurred recurring operating losses and (ii) the Company has a working capital deficiency.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    Sales and Net Losses. For the year ended December 31, 1996, sales increased
    --------------------
to $63,854 from $38,359 in the prior year, an increase of 66% due to the continued growth of the Company's paint stripping product line. For the year ended December 31, 1996, the Company reported net losses of $3,917,765 from $2,441,613 in the prior year, an increased loss of 60%, due primarily to increases in selling, general, and administrative expenses described below.

    Selling, General and Administrative. For the year ended December 31, 1996,
    -----------------------------------
the Company incurred selling, general and administrative expenses of $3,600,506 as compared to $2,131,560 in the prior year, an increase of 69%, due primarily to a $1,144,000 increase in non-cash compensation and commission expenses, related to the increased number and value of shares of common stock issued as compensation. The balance of the increase is due to a $100,000 increase in professional fees, a $241,000 increase in salaries related to the addition of several salespersons, a $60,000 increase in travel expenses, offset by a $120,000 decrease in royalties related to the mutually agreed upon termination of a license agreement in 1995 relating to undeveloped technology, and other fluctuations in various selling, general and administrative expenses. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

     Research and Development.  For the year ended December 31,
     ------------------------
1996, research and development expenses increased to $274,932 from $273,150 in the prior year. As the Company's paint stripping product line has come to market, and other product lines are further along in their development, research and development expenses have tended to decrease. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

     Sales and Net Losses.  For the year ended December 31, 1995, sales
     --------------------
increased to $38,359, from $16,425 in the prior year, an increase of 134% due to the continued growth of the Company's paint stripping product line. For the year ended December 31, 1995, the Company reported net losses of $2,441,613 from $2,994,619 in the prior year, a decreased loss of 18%, due primarily to decreases in selling, general and administrative expenses, and research and development expenses described below.

     Selling, General and Administrative.   For the year ended December 31,
     -----------------------------------
1995, the Company incurred selling, general and administrative expenses of $2,131,560 as compared to $2,578,653 in the prior year, a decrease of $17%, due primarily to a $517,000 decrease in non-cash compensation and commission expenses, related to the fewer number and value of shares of Common Stock issued as compensation. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

     Research and Development.  For the year ended December 31, 1995, research
     ------------------------
and development expenses decreased to $273,150 as compared to $369,791 in the prior year, a decrease of 26%, due primarily to the following; a decrease of $18,000 in laboratory fees, a decrease of $41,000 in research and development consulting expenses, and a decrease of $36,000 in research and development salaries. As the Company's paint stripping product line has come to market, and other product lines are further along in their development, research and development fees have continued to decrease. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

LIQUIDITY

    The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. The Company does not have the financial resources to operate its business, continue research and development or market its products. The Company is currently financing its operations through loans from shareholders, which aggregated approximately $465,000 as of February 28, 1997. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its Technologies to venture capital firms and is in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining any additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.

    The Company has entered into agreements with SSC for sales and marketing services and with the respective licensors under the licenses with respect to the various Technologies under which the Company has undertaken substantial ongoing financial commitments. Unless the Company is able to obtain additional financing, the Company will be unable to meet its commitments under such agreements. See "Marketing and Sales -- Marketing Agreement" and "Licenses."

    The Company estimates that it will require approximately $1,800,000 in additional financing in order to continue operations for fiscal 1997, and an additional $1,900,000 in order to fund overhead, complete research with respect to all of the Technologies, commercially exploit the products derived therefrom and market each such product. The Company anticipates that, of the minimum of $1,800,000 needed to continue operations, approximately $650,000 will be allocated to salaries, $200,000 to rent, utilities and insurance expenses, $250,000 to consulting fees, $250,000 to royalties, $350,000 to operating expenses, and $100,000 to capital improvements. If the Company is able to obtain an additional $1,900,000 and fully execute its business plan, the Company estimates that approximately $300,000 will be allocated to sales commissions and expenses, $450,000 to research, development and product testing, $200,000 to marketing and advertising expenses, and $750,000 to working capital and repayment of debt.

OFFERING

    The Company intends to raise up to Ten Million Dollars ($10,000,000), at an offering price per share to be determined by the Company, in a private offering of shares of Common Stock.

The securities to be offered in the Offering will not be registered under the Securities Act of 1933, as amended (the "Securities Act") but rather shall be issued pursuant to an exemption from such registration under Regulation D promulgated thereunder or another available exemption from registration thereunder. Such securities may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from registration requirements under the Securities Act.

                         ITEM 7.  FINANCIAL STATEMENTS

     Response to this Item 7 is contained at the end of this 10-KSB.

                  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III


    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


        The following sets forth certain information with respect to the directors and executive officers of the Company.

Name                       Age           Position(s)
-------------------------  ---  -----------------------------
Stephen J. Thompson         42  President, Chief Executive
                                Officer and Director

Richard J. Fricke           51  Secretary and Director

Robert F. Thompson          66  Executive Vice President,
                                Chief Operating Officer
                                and Chief Financial
                                Officer

          Stephen J. Thompson began his career in the government in 1977 as the Mayor's Aide for the Municipality of Ridgefield, Connecticut. Mr. Thompson served in several positions having broad exposure to State and Federal Government Regulatory Agencies, including the Department of Energy ("DOE"), Housing and Urban Development ("HUD") and the Department of Environmental Protection ("DEP"). In 1979, Mr. Thompson was elected to the position of Municipal Treasurer of the Town of Ridgefield, Connecticut. As Treasurer, he managed the disbursement of tax proceeds, payroll and accounts payable and was responsible for audits. In 1981, Mr. Thompson was retained by Perkin Elmer Corporation as a consultant on issues of inventory audit and control for their Micro-lithography Division. In 1982, Mr. Thompson worked at the Northeastern Division of BMW of America as an in-house new business consultant, handling franchise relations, floor plan finance and supervising department managers. In 1986, Mr. Thompson and a partner formed Olympic Enterprises, Inc. to conduct business in land development and commercial construction, including zoning and DEP issues. In 1993, a property holding company, Olympic of Venice Place & Evers, Inc., a Connecticut corporation in which Mr. Thompson had been involved as president and treasurer, voluntarily petitioned for bankruptcy protection under Chapter 11 of the Federal bankruptcy laws. Mr. Thompson graduated from Ridgefield High School and attended the University of Miami from 1972-1973 and Western Connecticut State College, Ancell School of Business from 1977-1979.
Mr. Thompson's wife is an employee of the Company.

          Richard J. Fricke has been a practicing general practice attorney in the State of Connecticut since 1970 and was admitted to the bar the same year. From 1970-73, he worked with the law firm of Gregory & Adams, in Wilton, Connecticut. From 1973 to 1990, he was a partner in the Law Firm of Crehan & Fricke, in Ridgefield, Connecticut. Mr. Fricke filed for protection under Chapter 7 of the federal bankruptcy laws in 1996. In addition to private practice, Mr. Fricke was Town Counsel for the town of Ridgefield, Connecticut. From 1973-81, he served as Director of Village Bank & Trust Company and for the Ridgefield Community Center and the Ridgefield Montessori School. Mr. Fricke received his undergraduate and law degrees from Cornell University in 1967 and 1970, respectively. Mr. Fricke's biographies can be found in Marquis Who's Who
                                                              -----------------
in America, Who's Who in the World, Who's Who in Business and Finance,  and
----------  ----------------------  ---------------------------------
Who's Who in the East.
---------------------

          Robert F. Thompson is Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company. Mr. Thompson is a retired Corporate Officer of American Can Co. He completed twenty-nine years with American Can Co. and at retirement in 1988 was Assistant Treasurer and Chief Credit Officer with functional responsibility for Credit, Payroll, Real Estate and Claims within the Treasury Department. Mr. Thompson served as President of the Credit Research Foundation, Columbia, Maryland, from 1989 to 1993. The Foundation is an education and research organization affiliated with the National Association of Credit Management. He directed the Foundation's formal program activities at Dartmouth College and Stanford University and all research projects in the area of credit and financial management. Mr. Thompson serves as a director of Morgan Foods, Inc., Austin, Indiana, and the New York Credit and Financial Management

Association, New York, New York. He has served as a Trustee of the Credit Research Foundation and as a Director of the National Association of Credit Management. Mr. Thompson holds a B.A. degree in Economics from St. Francis College, the Executive Award from the Graduate School of Credit and Financial Management, Dartmouth College, and attended the Graduate School of Business at New York University.

          Currently all directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

          Officers are elected by and serve at the discretion of the Board of Directors. Other than Stephen J. Thompson and Robert F. Thompson, who are father and son, there are no family relationships among the directors or officers of the Company.

BOARD COMMITTEES

          Audit Committee. The Audit Committee of the Board of Directors was formed in December 1995 to review the results and scope of the annual audit and other services provided by the Company's independent accountants, to review and evaluate the Company's control functions and to monitor transactions between the Company and its employees, officers and directors. Stephen J. Thompson, Richard
J. Fricke and Robert F. Thompson  are the members of the Audit Committee.

          Compensation Committee. The Compensation Committee of the Board of Directors reviews and approves the compensation and benefits for the Company's executive officers. Stephen J. Thompson, Richard J. Fricke and Robert F. Thompson are the members of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Company's Compensation Committee was formed in October, 1996, to review and approve the compensation and benefits of the Company's executive officers and make recommendations to the Board of Directors regarding such matters. Stephen J. Thompson, Richard J. Fricke and Robert F. Thompson are the
members of the Compensation Committee.   No interlocking relationship exists
between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. In the year ended December 31, 1996, the full Board of Directors participated in deliberations concerning executive officer compensation.

DIRECTOR COMPENSATION

   The Company's directors do not receive any fees for their services as Board members and committee members, but are reimbursed for expenses incurred in connection with attending Board and committee meetings.

                       ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth aggregate annual remuneration of the three directors and officers of the Company, as a group, during the Company's last three fiscal years, and the remuneration for the year ended
December 31, 1996.

                                                     Aggregate       Aggregate       Aggregate
                                                     remunera-       remunera-       remunera-
                                                     tion for        tion for        tion for
                                   Capacities in     fiscal          fiscal          fiscal
Name of                            which             year            year            year
individual or identity of group    remuneration      ended           ended           ended
                                   was received      December        December        December
                                                     31,  1994       31,  1995       31,  1996
---------------------------------------------------------------------------------------------------
Stephen J. Thompson                President,        $   58,500      $   50,000        $ 34,000
                                   Chief                  (1)(2)(3)       (1)(2)(3)       (1)(2)(3)
                                   Executive and                                             (4)(5)
                                   Director

Richard J. Fricke                  Secretary and     $   58,500      $   50,000        $ 34,000
                                   Director               (1)(2)(3)       (1)(2)(3)       (1)(2)(3)
                                                             (6)             (6)          (4)(5)(6)

Robert F. Thompson                 Chief             $    85,960     $    83,444       $ 80,000
                                   Operating                (1)             (1)              (1)
                                   Officer and
                                   Chief Financial
                                   Officer

Samuel E. Bernstein                Vice President    $   41,200             ---             ---

All directors and officers as a    Directors and     $  244,160      $  183,444      $  148,000
 group (3 individuals)             Officers               (1)(2)(3)       (1)(2)(3)       (1)(2)(3)
                                                             (6)             (6)          (4)(5)(6)

---------------------------------------------------------------------------------------------------

____________________
 (1) Although the employment contracts for Stephen J. Thompson and Richard J. Fricke each call for compensation of $300,000 plus incentive bonuses for the year ended December 31, 1996, these amounts were not actually paid through December 31, 1996. In 1995 Mr. Thompson and Mr. Fricke each received $50,000 in compensation, and in 1996 Stephen J. Thompson and Richard F. Fricke have each received $34,000 in compensation. Additionally, Robert F. Thompson received $83,444 in compensation during 1995, and in 1996 Robert F. Thompson received $80,000. Each of these executive officers have waived their rights with respect to salary arrearages through 1996.

 (2) In addition to their base salaries, the Company has established a Medical and Dental Reimbursement Plan for each of Stephen J Thompson and Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually incurred by such officers. As of the date of this Memorandum, the Company has not received any requests for reimbursements under this plan.

 (3) The Company in 1995 paid and currently pays $5,381 and $9,921 for the health insurance premiums of each of Stephen J. Thompson, and Richard J. Fricke, respectively. The respective figures for such payments in 1994 were $2,914 and $4,974, respectively. In 1993 such payments were $2,415 and $4,175, respectively. In addition, in 1994 the Company paid $2,382 in legal malpractice insurance premiums on behalf of Richard J. Fricke.

 (4) Does not include 85,000 shares valued at $1.99 per share of Common Stock issued as additional compensation to each of Mr. Richard J. Fricke and Mr. Stephen J. Thompson for the year ended December 31, 1996.

 (5) Under the terms of their respective employment agreements, each of Stephen
J. Thompson and Richard J. Fricke are granted (i) an annual bonus equal to ten percent (10%) of the Company's net income, and (ii) an annual Common Stock option bonus of stock options exercisable for ten years at an exercise price of $.01 per share for one percent (1%) of the number of shares of Common Stock. issued and outstanding as of the end of the fiscal year for which such options are granted.

 (6) Mr. Fricke receives office space and secretarial services from the Company for the operation of his independent law practice. The value of such services are estimated to be approximately $1,800 annually, based on Mr. Fricke spending less than 5% of his time on his law practice.

EMPLOYMENT AGREEMENTS

   Each of the officers of the Company has executed an employment contract with substantially similar provisions concerning covenants not to compete and confidentiality.

   Stephen J. Thompson's employment agreement was executed on August 13, 1991 (the "Thompson Employment Agreement") and provides, other than the standard provisions described above, that he will be Chief Executive Officer of the Company for an undetermined term. Since the execution of the Thompson Employment Agreement, the Board of Directors appointed Mr. Thompson to the additional position of President and Director. Pursuant to the terms of the Thompson Employment Agreement, in addition to his stated salary, Mr. Thompson is entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock. issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Thompson Employment Agreement also provides that the Company shall pay for Mr. Thompson's automobile, health and major medical insurance and life insurance.

   Richard J. Fricke's employment agreement was executed on August 13, 1991 (the "Fricke Employment Agreement") and provides, other than the standard provisions described above, that he will be Corporate Counsel for an undetermined term. Since the execution of the Fricke Employment Agreement, the Board of Directors appointed Mr. Fricke to the additional position of Secretary and Director. Pursuant to the terms of the Fricke Employment Agreement, in addition to his salary, Mr. Fricke is entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock. issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Fricke Employment Agreement also provides that the Company shall pay for Mr. Fricke's automobile, health and major medical insurance and life insurance.

   Robert F. Thompson's employment agreement was executed on January 31, 1996 and provides, other than the standard provisions described above, that he will serve as the Company's Chief Operating Officer and Chief Financial Officer.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

   The Company's By-Laws provide for the indemnification, to the full extent allowed by Florida law, of its directors, officers, employees and agents who are or were a party, or are threatened to be made a party to any threatened, pending or completed legal action, suit or proceeding by reason of the fact that he or she is or was serving a director, officer, employee or agent of the Company or is or was serving in such capacity at another entity at the Company's request. The extent, amount and eligibility for such indemnification are determined by a majority vote of a quorum of disinterested directors, or by a majority vote of a quorum of disinterested shareholders.

   Section 607.0850 of the Florida Business Corporation Act empowers a Florida corporation to indemnify any person who is a party to any proceeding (other than an action by or in the right of such corporation) by reason of the fact that such person is or was a director, officer, employee or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee or agent of another corporation or enterprise, provided that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A Florida corporation may indemnify any person who is a party to any proceeding by or in the right of the corporation under the same conditions, except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable in the proceeding. Where an officer, director, employee or agent of a corporation is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him against the expenses which he actually and reasonably incurred in connection therewith.


   Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


                    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                                 BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of December 31, 1996 known to the Company regarding beneficial ownership of the Company's Common Stock by the officers and directors and any shareholder of more than ten percent (10%) of the Company's issued and outstanding Common Stock, and the total number of shares of Common Stock owned by the directors and officers of the Company as a group.



Name and address                      Number of Shares     Percent
of owner                                 Owned(1)         of Class
------------------------------------------------------------------
Stephen J. Thompson                         1,343,593(2)     14.44%
------------------------------------------------------------------
Robert F. Thompson                             82,080         0.88%
------------------------------------------------------------------
Richard J. Fricke                           1,274,564(3)     13.70%
------------------------------------------------------------------
Penny Fricke                                1,274,564(4)     13.70%
------------------------------------------------------------------
Officers and Directors as a group           2,700,237(5)        29%
------------------------------------------------------------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Accordingly, except as noted, all of the Company's securities over which the officers and directors named, or as a group, directly or indirectly have, or share voting or investment power, have been deemed beneficially owned.

(2) Includes 205,200 shares owned by his wife and The Thompson Family Trust. Mr. Thompson disclaims beneficial ownership of such shares. Includes 10,562 shares which are owned by The Ridge Group, a Connecticut general partnership in which Penny Fricke and Stephen J.Thompson each own a 50% equity interest.

(3) Includes (i) 973,802 shares which are owned by his wife, Penny Fricke, (ii) 41,040 shares owned by his daughter, Laura J. Main, (iii) 41,040 shares owned by his daughter, Amanda C. Frick, (iv) 82,080 shares owned by the Fricke Family Trust, (v) 10,562 shares which are owned by The Ridge
     Group, a Connecticut general partnership in which Penny Fricke and Stephen
     J. Thompson each own a 50% equity interest and (vi) 41,040 shares owned by his son, Richard L. Fricke. Mr. Fricke disclaims beneficial ownership of such shares.

(4) Includes (i) 85,000 shares owned by her husband, Richard J. Fricke, (ii) 41,040 shares owned by her step-daughter, Laura J. Main, (iii) 41,040 shares owned by her step-daughter, Amanda C. Fricke, (v) 41,040 shares owned by his son, Richard L. Fricke and (v) 82,080 shares owned by the Fricke Family Trust . Mrs. Fricke disclaims beneficial ownership of such shares. Includes 10,562 shares owned by The Ridge Group, a Connecticut general partnership in which Penny Fricke and Stephen J. Thompson each own a 50% equity interest.

(5) Includes (i) 205,200 shares which are owned by Stephen Thompson's wife and The Thompson Family Trust, (ii) 973,802 shares which are owned by Richard
     J. Fricke's wife, Penny Fricke, (iii) 41,040 shares owned by Mr. Fricke's daughter, Laura J. Main, (iv) 41,040 shares owned by his son, Richard L. Fricke and 41,040 shares owned by Mr. Fricke's daughter, Amanda C. Fricke, and (v) 41,040 shares owned by his son, Richard L. Fricke and (vi) 82,080 shares owned by the Fricke Family trust. Mr. Thompson and Mr. Fricke, respectively, disclaim beneficial ownership with respect to such shares. Includes 21,124 shares which are owned by The Ridge Group, a Connecticut general partnership in which Penny Fricke and Stephen J. Thompson each own a 50% equity interest. Mr. Fricke disclaims beneficial ownership with respect to such shares.

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company has agreed to provide Richard J. Fricke, a Director and Secretary of the Company, with office space, facilities, fixtures, equipment supplies and secretarial services and to allow him to operate and maintain a legal practice independent of the Company. The value of such services are estimated to be approximately $1,800 annually, based on the Mr. Fricke spending less than 5% of his time on his law practice.

   Mr. Fricke is one of the licensors under the foam Technology license. See "Business - Licenses"

   The Ridge Group, a Connecticut general partnership in which Mr. Fricke's wife, Penny Fricke, a beneficial owner of more than 16 % of the outstanding Common Stock, and Stephen Thompson, a Director and the President and Chief Executive Officer of the Company and a beneficial owner of more than 15% of the Common Stock, each own a 50% equity interest, has loaned the Company $221,624 in demand obligations at no interest. In addition, Stephen Thompson has in his individual capacity loaned the Company an additional $108,100 in demand obligations at no interest.

   The Company employs Stephen J. Thompson as the President and Chief Executive Officer of the Company; Richard J. Fricke as Secretary and General Counsel of the Company; and Mr. Thompson's father, Robert F. Thompson, as Chief Financial Officer and Chief Operating Officer of the Company. See "Management".

   Mrs. Kathleen Kennedy, a holder of approximately three percent (3%) of the issued and outstanding shares of Common Stock, is licensor under the Technology licenses for the Company's foam, coatings and sealants, and recycling solvents Technologies.

   The Company believes that the terms of the transactions discussed herein are better than those which the Company could have negotiated with unaffiliated parties.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:


EXHIBIT NO.        DESCRIPTION
-----------        -----------

   3.1*            Certificate of Incorporation of the Company

   3.2*            By-Laws of the Company

   4* Copy of specimen certificate representing shares of common stock, $.0001 par value per share, of the Company

   10.1*           Asset Purchase Agreement and
                   Plan of Reorganization between
                   the Company and SAC Delaware
                   dated August 21, 1995

   10.2*           Lease Agreement between Nicholas
                   R. Dinapoli, Jr., as Trustee for
                   Brookfield Commerce and the
                   Company for property located at
                   27 Governor Street, Ridgefield, Connecticut, dated February 22, 1993

   10.3* Lease Agreement between Nicholas R. Dinapoli, as trustee for Brookfield Commerce, and the Company for property located at 91 Commerce Drive, Brookfield, Connecticut, dated February 22, 1993

   10.4*           Supply Agreement for paint stripping
                   products between Samax Enterprises, Inc.
                   and the Company dated January 5, 1996

   10.5*           License Agreement for coatings and sealants
                   Technologies between Richard B.Kennedy
                   and the Company as licensee dated
                   December 9, 1992

   10.6* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

   10.7* License Agreement for fire retardant applications of foam Technologies between Richard B.
                   Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated December 9, 1992

   10.8* Amendment to Technology License Agreements of foam Technologies between Richard B.Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated August 23, 1993

   10.9*           Employment Agreement between
                   the Company and Mr. Stephen J.
                   Thompson dated August 13, 1991,
                   as  amended.

   10.10*          Employment Agreement between
                   the Company and Mr. Richard J.
                   Fricke dated August 13, 1991, as
                   amended.

   10.11*          Employment Agreement between
                   the Company and Mr. Robert F.
                   Thompson dated January 31, 1996.

   10.12*          Consulting Agreement between SSC
                   Marketing, Inc and the Company
                   dated as of November 1, 1996.

   10.13*          Customer Service Agreement between SSC
                   Marketing, Inc and the Company
                   dated as of November 1, 1996.

   27              Financial Data Schedule

   * Incorporated by reference from the Registrant's Registration Statement on Form 10 filed December 31, 1996.

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.


Date: March 31, 1996           By:  s/Stephen J. Thompson
                                  -------------------------------
                                  Stephen J. Thompson
                                  President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Title                         Date
        ---------                      -----                         ----

                             President, Director and Chief       March 31, 1997
                             Executive Officer (Principal
/s/ Stephen J. Thompson      Executive Officer)
-----------------------
Stephen J. Thompson



/s/ Richard J. Fricke        Secretary and Director              March 31, 1997
---------------------
Richard J. Fricke



                             Executive Vice President,           March 31, 1997
                             Chief Operating Officer and
                             Chief Financial Officer
                             (Principal Financial and
/s/ Robert F. Thompson       Accounting Officer)
----------------------
Robert F. Thompson

                     INDEX TO AUDITED FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS


    Report of Independent Auditors                   F-1

    Balance Sheet at December 31, 1996 and 1995      F-2

    Statement of Operations for the years
       ended December 31, 1996, 1995, and 1994       F-3

    Statement of Changes in Stockholders'
       Deficit for the years ended December 31,
       1996, 1995, and 1994                          F-4

    Statement of Cash Flows for the years ended
       December 31, 1996, 1995, and 1994             F-5

    Notes to Financial Statements                    F-6

              AUDITED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheet of Safe Alternatives Corporation of America, Inc., as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                              /s/ Ernst & Young LLP


Stamford, CT
February 24, 1997

                 Safe Alternatives Corporation of America, Inc.

                                 Balance Sheet



                                                 DECEMBER 31
                                              1996            1995
                                        --------------------------------
ASSETS
Current assets
 Cash                                     $     3,994     $    12,331
 Accounts receivable                           12,162          11,209
 Advances to Employees                         19,922           7,978
 Inventories                                   13,187           3,968
 Prepaid expenses and other current
  assets                                          --            2,744
                                        -------------    ---------------
Total current assets                           49,265          38,230
Fixed assets
 Equipment                                    134,548          93,775
 Leasehold improvements                        64,722          64,722
 Furniture and fixtures                       107,032         102,217
                                        -------------    ---------------
                                              306,302         260,714
  Less accumulated depreciation               174,085         119,570
                                        -------------    ---------------
                                              132,217         141,144
 Other assets
 Organization costs, less accumulated
  amortization of $52,713 and $40,548
  in 1996 and 1995, respectively                8,109          20,274
Deposits and other noncurrent assets           12,564          24,058
                                        -------------    ---------------
                                               20,673          44,332
                                        -------------    ---------------
                                          $   202,155     $   223,706
                                        =============    ===============

LIABILITIES AND STOCKHOLDERS'
  DEFICIT
Current liabilities
 Accounts payable and other accrued
  expenses                                $   260,972     $    99,723
 Stockholders' loans                          467,065         474,300
                                        -------------     -------------
Total liabilities                             728,037         574,023
Stockholders' deficit
 Common stock, $.0001 par value,
  200,000,000 shares authorized:
  Issued (including shares in treasury)
  9,304,000 shares in 1996 and
  8,500,000 in 1995                               931            850
 Additional paid-in capital                11,155,273      7,413,260
 Accumulated deficit                      (11,684,245)    (7,766,480)
 Subscriptions issuable                         2,160          2,160
                                        --------------    ------------
                                             (525,881)      (350,210)
 Common stock in treasury at par
  value--11,682 shares in 1996 and
  1,065,066 shares in 1995                         (1)          (107)
                                        --------------    ------------
Total stockholders' deficit                  (525,882)      (350,317)
                                        --------------    ------------
                                          $   202,155    $   223,706
                                        ==============   =============


See accompanying notes.

                 Safe Alternatives Corporation of America, Inc.

                            Statement of Operations




                                                  YEARS ENDED DECEMBER 31
                                          1996         1995          1994
Sales                                 $    63,854  $    38,359   $    16,425

Costs and expenses:
Cost of goods sold                         39,501       15,554         9,170
Selling, general and administrative     3,600,506    2,131,560     2,578,653
Research and development                  274,932      273,150       369,791
Depreciation and amortization              66,680       59,708        53,430
                                    -----------------------------------------
                                        3,981,619    2,479,972     3,011,044
                                    -----------------------------------------

Net loss                              $(3,917,765) $(2,441,613)  $(2,994,619)
                                    =========================================

Net loss per common share                   $(.47)       $(.36)        $(.49)
                                   ==========================================
 Average number of common shares
 outstanding                            8,342,511    6,862,688     6,137,128
                                   =========================================

See accompanying notes.

                 Safe Alternatives Corporation of America, Inc.

                 Statement of Changes in Stockholders' Deficit



                              Common                 Additional
                               Stock                  Paid-in      Accumulated   Subscriptions              Treasury Stock
                           -----------------------                                            --------------------------------------

                              Shares      Amount      Capital        Deficit        Issuable       Shares     Amount      Total
                           ---------------------------------------------------------------------------------------------------------

Balance at December 31,
 1993                        6,617,122        $663   $2,407,029    $(2,330,248)       $250,000     (820,800)    $(82)      $327,362
Issuance of common stock
 to treasury                   273,600          27                                                 (273,600)     (27)            --
Proceeds from sale of
 common stock, net of
 expenses of $35,700            44,478           4    1,090,682                                     136,142       13      1,090,699
Issuance of common stock
 previously subscribed          91,200           9      249,991                       (250,000)                                  --
Common stock held for
 issuance (27,557 shares)                                                              122,160                              122,160
Issuance of common stock
 as compensation               137,411          14    1,409,133                                      96,253        9      1,409,156
Net loss                                                            (2,994,619)                                          (2,994,619)

                           ---------------------------------------------------------------------------------------------------------

Balance at December 31,
 1994                        7,163,811         717    5,156,835     (5,324,867)        122,160     (862,005)     (87)       (45,242)

Issuance of common stock
 to treasury                   498,678          50                                                 (498,678)     (50)            --
Proceeds from sale of
 common stock, net of
 expenses of $46,500           223,557          22    1,244,668                                      77,063        8      1,244,698
Issuance of common stock
 previously subscribed                                  119,997                       (120,000)      27,360        3             --
Issuance of common stock
 as compensation               113,954          11      891,810                                     191,194       19        891,840
Shares issued related to
 business acquisition          500,000          50          (50)                                                                 --
Net loss                                                            (2,441,613)                                          (2,441,613)

                           ---------------------------------------------------------------------------------------------------------

Balance at December 31,
 1995                        8,500,000         850    7,413,260     (7,766,480)          2,160   (1,065,066)    (107)      (350,317)
Proceeds from sale of
 common stock, net of
 expenses of $128,728          406,100          41    1,706,503                                     482,000       48      1,706,592
Issuance of common
 stock as compensation         397,900          40    2,035,510                                     571,384       58      2,035,608
Net loss                                                            (3,917,765)                                          (3,917,765)
                           --------------------------------------------------------------------------------------------------------
Balance at December
31, 1996                     9,304,000        $931  $11,155,273   $(11,684,245)        $ 2,160      (11,682)   $  (1)   $  (525,882)
                           ========================================================================================================

See accompanying notes.

                 Safe Alternatives Corporation of America, Inc.

                            Statement of Cash Flows


                                                  YEARS ENDED DECEMBER 31
                                              1996          1995          1994
                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(3,917,765)   $(2,441,613)  $(2,994,619)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation and amortization                   66,680         59,708        53,430
Write-off of obsolete inventory                     --         10,802            --
Non-cash compensation and commission         2,035,608        891,840     1,409,156
Changes in operating assets and
 liabilities:
   Accounts receivable                            (953)         4,679       (15,888)
   Advances to employees                       (11,944)        (7,978)           --
   Inventories                                  (9,219)          (642)      (14,128)
   Prepaid expense and other current assets      2,744         (1,500)
   Deposits and other noncurrent assets         11,494         (2,800)
   Accounts payable and accrued expenses       161,249         30,383        28,883
                                           -------------------------------------------
Net cash used in operating activities       (1,662,106)    (1,457,121)   (1,533,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to fixed assets                      (45,588)       (23,668)      (39,019)
                                           -------------------------------------------
Net cash used by investing activities          (45,588)       (23,668)      (39,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders' loans              332,115        383,600       215,500
Repayments of stockholders' loans             (339,350)      (156,800)      (42,500)
Proceeds from issuance of common stock
 and subscriptions                           1,835,320      1,291,198     1,248,559
Less expenses from sale of common stock       (128,728)       (46,500)      (35,700)
                                           -------------------------------------------
Net cash provided by financing
 activities                                  1,699,357      1,471,498     1,385,859

Net decrease in cash                            (8,337)        (9,291)     (186,326)
Cash at beginning of year                       12,331         21,622       207,948
                                           -------------------------------------------
Cash at end of year                        $     3,994    $    12,331   $    21,622
                                           ===========================================

Supplemental disclosure of cash paid:
State income taxes paid                    $        --    $       760   $       703
                                           ===========================================


See accompanying notes.

                 Safe Alternatives Corporation of America, Inc.

                         Notes to Financial Statements

                               December 31, 1995

1. REORGANIZATION AND BASIS OF PRESENTATION

On September 15, 1995, the stockholders of Safe Alternatives Corporation of America, Inc., a Delaware corporation, ("SAC Delaware") approved an Asset Purchase Agreement and Plan of Reorganization (the "Reorganization") whereby the assets of SAC Delaware were sold to Safe Alternatives of America, Inc., a Florida corporation then operating under the name Portsmouth Corporation (the "Company"), in exchange for 8,000,000 shares of the Common Stock of the Company and the assumption of SAC Delaware's liabilities. Subsequent to the Reorganization, SAC Delaware was liquidated. Pursuant to such liquidation, SAC Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC Delaware that was owned. As a result of the Reorganization, the stockholders of SAC Delaware, controlled 94% of the issued and outstanding Common Stock of the Company and therefore, the Reorganization has been accounted for as the acquisition of the Company by SAC Delaware. The financial statements presented therefore include the historical financial statements of SAC Delaware prior to the reorganization. Prior to the Reorganization, the Company had been an inactive public entity with no assets, liabilities, or net worth. The costs of this transaction have been charged to expense.

In addition, as part of the Reorganization, the Company agreed to pay a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets of the Company acquired in the Reorganization, payable to the stockholders of SAC Delaware of record as of September 15, 1995 (representing 8,000,000 of the 8,500,000 common shares outstanding as of December 31, 1995). The Royalty is payable on a quarterly basis during the sixty months beginning September 28, 1995, and the cumulative total of all royalty payments is limited to $8,500,000. No Royalty payments have been made as of December 31, 1996.

The issuance of 8,000,000 shares of the Company's Common Stock in connection with the Reorganization has been treated as a reverse stock split and the shares of issued and outstanding Common Stock of the Company prior to the Reorganization have been restated for all periods presented.

Subsequent to the Reorganization, the Company changed its name to Safe Alternatives Corporation of America, Inc.

OPERATIONS

The Company has secured exclusive manufacturing, marketing, and distribution rights to certain patented, patent pending and application-in-process technologies. Such technologies are associated with paint stripping chemicals, water-based foams, flame retardant coatings, recycling solvents, and sealants.

The Company has incurred significant losses since inception and expects to incur additional losses in 1997. The Company plans to continue to finance its operations with a combination of sales of common stock and, in the longer term, borrowings and revenues from product sales. The Company's ability to continue as a going concern, in the near term, is dependent upon obtaining additional financing. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

                 Safe Alternatives Corporation of America, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis over estimated useful lives of 5 to 7 years. Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Depreciation expense was $54,515, $47,543, and $43,158 in 1996, 1995 and 1994, respectively.

ORGANIZATION COSTS

Organization costs are amortized over 60 months using the straight-line method.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of shares of Common Stock outstanding in each period.

INVENTORIES

Inventories, primarily finished goods, are stated at the lower of cost (first-in, first-out) or market value.

STOCKHOLDERS' LOANS

Stockholders' loans are unsecured, non-interest bearing, demand notes.

ADVERTISING COSTS

All costs associated with advertising products are expensed in the year incurred. Advertising expense was $46,328, $17,774, and $11,958 in 1996, 1995, and 1994, respectively.

CONCENTRATION OF CREDIT RISK

Concentration of credit risk with respect to receivables is limited due to the number of customers and their dispersion across geographic areas. The Company generally does not require collateral. At December 31, 1996 and 1995, the Company does not have significant credit risk concentrations. No single customer represents greater than 10% of total accounts receivable.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. LEASES

The Company maintains its headquarters at offices that are leased under a noncancelable operating lease expiring on September 30, 1998. In addition, the Company is leasing a laboratory and testing facility under a noncancelable operating lease expiring on February 28, 1998.

                 Safe Alternatives Corporation of America, Inc.

3. LEASES (CONTINUED)

Future minimum rental payments under the Company's operating leases are $123,918 and $44,181 in 1997 and 1998, respectively. Rent expense was $138,868, $113,885, and $111,009 in 1996, 1995, and 1994, respectively.

4. STOCKHOLDERS' DEFICIT

TREASURY STOCK

Treasury stock represents shares (recorded at par value) being held in trust (by Richard J. Fricke, an officer of the Company) to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares (11,682 at December 31, 1996) have been recorded as treasury stock.

SHARES ISSUED AS COMPENSATION AND COMMISSION

During 1996, 1995 and 1994, respectively, 799,284, 135,648 and 233,664 fully vested shares of the Company's Common Stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, was $1,697,608, $474,840 and $1,409,156 for 1996, 1995
and 1994, respectively, and has been recorded as compensation expense.

In addition during 1996 and 1995, respectively, 170,000 and 169,500 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, was $338,000 and $417,000 for 1996 and 1995, respectively, and has been recorded as compensation expense. No shares were issued to officers in 1994.

5. INCOME TAXES

At December 31, 1996 and 1995, the Company had deferred tax assets relating primarily to net operating loss carryforwards of approximately $9,636,000 and $5,600,000, respectively, offset by a valuation allowance.

The Company has reported net operating loss carryforwards for federal income tax purposes of approximately $9,636,000 expiring during the period from 2007 to 2011. As a result of changes in ownership of the Company, the future tax benefits from its net operating losses will be limited.

                 Safe Alternatives Corporation of America, Inc.

6. LICENSE AGREEMENTS

The Company maintains four significant licensing agreements. Each such license has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent of the gross sales derived from the exploitation of the respective technology, with certain limitations for sales derived from intercompany transfers or transactions with subsidiaries. The Company has also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide minimum monthly payment of $5,000, in the aggregate. In addition, a weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime is required in lieu of progressive sales minimums due beginning in 1993. The four percent royalty payments described above however, would nonetheless survive.

7. RELATED PARTY TRANSACTIONS

The three officers of the Company have employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses. Amounts actually paid to the officers in 1996, 1995 and 1994 amounted to $148,000, $183,000 and $244,000, in each of the years, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years. In accordance with their employment agreements, the two executive officers are entitled to options to purchase (at par value) 1% of the outstanding Common Stock of the Company at December 31 of the prior year. Based on these agreements, the Company issued to each of these officers 85,000 shares of Common Stock from Treasury in 1996 and recorded additional compensation expense to officers of $338,000.

An officer of the Company has an interest in one of the licenses discussed above. Through December 31, 1996 there have been no payments to such officer under the aforementioned agreements.

8. MARKETING AGREEMENT

The Company has entered into two agreements with SSC -- a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996 and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC will provide the Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. The Company will pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event SAC's annual revenues exceed $2,600,000, the Company shall pay each sales manager a 2% commission on gross revenues generated in their respective territories. In the event the Company's annual revenues exceed $2,800,000, the Company shall pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions. Under the terms of the Service Agreement, SSC will provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The Company will pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of SAC's business exceeds SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree will result in termination of the Service Agreement.