Form 10-Q
period 1997-03-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1997-05-21
CIK 1025856

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


(Mark one)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                               or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 for the transition period from _____ to _________


Commission File No.




                SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Florida                                 06-1413994
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


        27 Governor Street, Ridgefield, Connecticut              06877
--------------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code         (203) 438-8144
                                                    --------------------------


--------------------------------------------------------------------------------
         (Former name or former address, if changes since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitieis Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [ x ]  No [   ]

As of March 31, 1997, there were issued and outstanding 10,535,120 shares of the Registrant's Common Stock.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                   FORM 10-Q
                 for the quarterly period ended March 31, 1997

                                     INDEX


                                                               Page
                                                               ----


Part I.   Financial Information

          Item I.  Financial Statements

            Balance Sheets,
            March 31, 1997 and March 31, 1996                     3

            Statement of Operations (Unaudited):
            Three Months Ended March 31, 1997 and March 31, 1996  4

            Statement of Cash Flow (Unaudited):
            Three Months Ended March 31, 1997 and March 31, 1996  5

            Notes to Financial Statements                         6


          Item II. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  7

Part II. Other Information                                        9
Item VI. Exhibits and Reports on Form 8-K                         9

                Safe Alternatives Corporation of America, Inc.

                           Balance Sheet (Unaudited)

                                March 31, 1997

ASSETS
Current assets
  Cash                                                                                $       21,977
  Accounts receivable                                                                         15,140
  Advances to employees                                                                       29,922
  Inventories                                                                                 61,267
                                                                                      ----------------
Total current assets                                                                         128,306
Fixed assets
  Equipment                                                                                  141,354
  Leasehold improvements                                                                      64,722
  Furniture and fixtures                                                                     118,614
                                                                                      ----------------
                                                                                             324,690
  Less accumulated depreciation                                                              185,717
                                                                                      ----------------
                                                                                             138,973

Other assets
  Organization costs, less accumulated amortization of $55,754                                 5,069
  Deposits and other noncurrent assets                                                        12,564
                                                                                      ----------------
                                                                                              17,633
                                                                                      ----------------
                                                                                      $       284,912
                                                                                      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and other accrued expenses                                         $       215,793
  Stockholders' loans                                                                         471,065
                                                                                      ----------------
Total liabilities                                                                             686,858

Stockholders' deficit
  Common stock, $.0001 par value, 200,000,000 shares authorized: issued (including
    shares in treasury) 10,535,120 shares at March 31, 1997                                    1,054
  Additional paid-in capital                                                              13,050,331
  Accumulated deficit                                                                    (12,748,731)
  Subscriptions issuable                                                                       2,160
  Deferred Compensation                                                                     (706,759)
                                                                                      ----------------
                                                                                            (401,945)

  Common stock in treasury at par value-11,682 shares at March 31, 1997                           (1)
                                                                                      ----------------
Total stockholders' deficit                                                                 (401,946)
                                                                                      ----------------
                                                                                      $       284,912
                                                                                      ================

See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                      Statement of Operations (Unaudited)




                                                                       Three months ended
                                                                            March 31
                                                                       1997            1996
                                                                 --------------------------------
Sales                                                            $       9,523      $   12,744

Costs and expenses:
  Cost of goods sold                                                     4,827            6,366
  Selling, general and administrative                                  953,287          608,414
  Research and development                                             101,222           57,509
  Depreciation and amortization                                         14,673           11,455
                                                                 --------------------------------
                                                                     1,074,009          683,744
                                                                 --------------------------------

Net loss                                                         $  (1,064,486)      $ (671,000)
                                                                 ================================

Net loss per common share                                        $        (.11)      $     (.09)
                                                                 ================================

Average number of common shares outstanding                         10,090,154        7,720,914
                                                                 ================================

See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                      Statement of Cash Flows (Unaudited)


                                                                        Three months ended
                                                                             March 31
                                                                       1997            1996
                                                                 ---------------------------------
Cash flows from operating activities
Net loss                                                           $(1,064,486)      $ (671,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                       14,673           11,455
    Non-cash compensation and commissions                              592,829          400,058
    Changes in operating assets and liabilities:
       Accounts receivable                                              (2,978)          (1,898)
       Advances to employees                                           (10,000)         (26,994)
       Inventories                                                     (48,080)         (16,014)
       Deposits and advances                                                 -           (5,500)
       Accounts payable and accrued expenses                           (45,179)           3,639
                                                                 ---------------------------------
Net cash (used in) operating activities                               (563,221)        (306,254)

Cash flows from investing activities
Additions to fixed assets                                              (18,389)          (7,300)
                                                                 ---------------------------------
Net cash (used in) investing activities                                (18,389)          (7,300)

Cash flows from financing activities
Net proceeds from stockholders' loans                                   15,000                -
Repayments of stockholder's loans                                      (11,000)         (50,000)
Proceeds from issuance of common stock and subscriptions               595,593          403,950
Expenses for sale of common stock                                            -          (24,000)
                                                                 ---------------------------------
Net cash provided by financing activities                              599,593          329,950

Net increase in cash                                                    17,983           16,396
Cash at beginning of period                                              3,994           12,331
                                                                 =================================
Cash at end of period                                              $    21,977      $    28,727
                                                                 =================================


See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                    Notes to Unaudited Financial Statements

                                March 31, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2. STOCKHOLDER'S EQUITY

In accordance with employment contracts for the Company's two executive officers, the Company issued 93,040 shares of common stock to each of these officers and recorded a pro rata portion of the annual compensation expense which approximated $72,000 during the three month period. In addition to the aforementioned issuance, the Company issued 658,200 shares of common stock to various individuals and recognized $521,791 as compensation for services based upon the value of Common Stock sold during those periods. This amount has been recorded in selling, general, and administrative expenses in the statement of operations.

During the period the Company sold 386,840 shares of common stock and received gross proceeds of $595,593.

3. CONSULTING AGREEMENT

In February 1997, the Company entered into a consulting agreement for the introduction of the Company's chemical paint stripper into the European market. As compensation for services, the Company issued 365,000 shares of its common stock valued at $1.54 per share. The Company has deferred the value of such services and is amortizing such over a twelve month period.

          Management's Discussion and Analysis of Financial Condition
                             and Plan of Operations


GENERAL

During the three month period ended March 31, 1997, management of the Company has continued to concentrate a significant portion of its efforts on the marketing and sale of the Company's paint stripping product. Additionally, subject to the Company's successful completion of its research with regard to evaluating the appropriate mechanism for delivery of the foam product onto its intended surface, and subject to the Company's ability to obtain additional financing, management believes that the Company's foam products could be ready for marketing during 1997, although no assurances thereof can be given. Based upon the Company's current financial status, the need to continue research and development and the Company's emphasis on its paint stripping and foam products, management does not believe that it will market any of its sealants, coatings or solvents in 1997.

The report of the Company's independent auditors, contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors (See note 1 to the financial statements) as raising substantial doubt as to the Company's ability to continue as a going concern are (i) the Company has incurred recurring operating losses and (ii) the Company has a working capital deficiency.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 1997 AND MARCH 31, 1996

Sales and Net Losses. For the three month period ended March 31, 1997, sales
---------------------
decreased to $9,523 from $12,744 in the same period of the prior year, a decrease of 25%. The Company's marketing and sales efforts are still in the formative stages and therefore comparisons to the prior period are not meaningful. For the three month period ended March 31, 1997, the Company reported net losses of $1,064,486 compared to $671,000 in the prior period, an increased loss of 59%, due primarily to an increase in selling, general, and administrative expenses as discussed below.

Selling, General and Administrative. For the three month period ended March 31,
------------------------------------
1997, the Company incurred selling, general and administrative expenses of $953,287 compared to $608,414 in the same period of the prior year, an increase of 57% due primarily to an increase of approximately $346,000 in consulting and compensation expense to various individuals for professional services performed. The value of such services was based upon the fair market value of Common Stock sold during the period. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

Research and Development. For the three month period ended March 31, 1997,
-------------------------
research and development expenses increased to $101,222 from $57,509 in the same period of the prior year, an increase of 76%. The increase relates to activities associated with the Company's foam product. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

LIQUIDITY

The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. The Company does not have the financial resources to operate its business, continue research and development or market its products. The Company has financed its operations through loans from shareholders which aggregated approximately $486,000 as of this date and the private placement of equity securities amounting to $6,031,470 since inception. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its technologies to venture capital firms and is in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.

The Company has entered into agreements with SSC Marketing Co., for sales and marketing services and with the respective licensors under the licenses with respect to the various technologies under which the Company has undertaken substantial ongoing financial commitments. Unless the Company is able to obtain additional financing, the Company will be unable to meet its commitments under such agreements.

The Company estimates that it will require approximately $3,000,000 in additional financing in order to continue current operations for the next twelve months, and an additional $2,000,000 in order to complete research with respect to all of the technologies, commercially exploit the products derived therefrom, market each such product and finance initial production thereof.

Part II.  Other Information

     (a)  Exhibits: None

     (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the first quarter.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAFE ALTERNATIVES CORPORATION
                                     OF AMERICA, INC.

                               By: /s/ Stephen J. Thompson
                                   -------------------------------------------

                                   Stephen J. Thompson
                                   President


                               By: /s/ Robert Thompson
                                   -------------------------------------------

                                   Robert Thompson
                                   Chief Financial Officer



Dated: May 16, 1997