Form 10-Q
period 1997-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1997-08-14
CIK 1025856

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.     20549


                                   Form 10-Q

(Mark one)

        [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.
                           or
        [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Act of 1934 for the transition period from _____ to _____

Commission File No. 000-21627


                SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                    06-1413994
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

27 Governor Street, Ridgefield, Connecticut             06877
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code  (203)  438-8144
                                                  -------------------

--------------------------------------------------------------------------------
         (Former name or former address, if changes since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and   (2)  had been subject to
such filing requirements for the past 90 days.

        Yes   [x]      No   [_]

As of August 8, 1997, there were issued and outstanding 11,412,120 shares of the Registrant's Common Stock.

                SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                   FORM 10-Q
                 for the quarterly period ended June 30, 1997

                                     INDEX

                                                                Page
                                                                ----
Part I.  Financial Information

     Item I.     Financial Statements  (Unaudited)

        Balance Sheet, June 30, 1997 (Unaudited)                 3

        Statement of Operations (Unaudited):
        Three Months Ended June 30, 1997 and June 30, 1996       4

        Statement of Operations (Unaudited):
        Six Months Ended June 30, 1997 and June 30, 1996         5

        Statement of Cash Flow (Unaudited):
        Six Months Ended June 30, 1997 and June 30, 1996         6

        Notes to Financial Statements                            7

     Item II.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   9

Part II.  Other Information                                     12

                SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                 BALANCE SHEET
                          June 30, 1997   (Unaudited)


ASSETS

CURRENT ASSETS
   Cash                                                 $     16,169
   Accounts receivable                                       331,833
   Advances to employees                                      32,422
   Inventory                                                 130,842
                                                        ------------
                                TOTAL CURRENT ASSETS         511,266

FIXED ASSETS
   Equipment                                                 153,223
   Leasehold improvements                                     66,162
   Furniture and fixtures                                    118,614
                                                        ------------
                                                             337,999
   Less accumulated depreciation                             194,131
                                                        ------------
                                                             143,868

OTHER ASSETS
   Organization costs, less amortization of $58,795            2,028
   Deposits and other noncurrent assets                       12,564
                                                        ------------
                                                              14,592
                                                        ------------
                                                        $    669,726
                                                        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                $    196,752
                                                        ------------
TOTAL CURRENT LIABILITIES                                    196,752

SHAREHOLDERS' LOANS                                          463,765

SHAREHOLDERS' EQUITY
   Common stock, $.0001 par value, 200,000,000 shares
    authorized, 11,412,120 shares issued and
    outstanding                                                1,140
   Additional paid-in capital                             14,077,023
   Accumulated deficit                                   (13,576,521)
   Subscriptions issuable                                      2,160
   Deferred compensation                                 (   494,593)
                                                        ------------
Total  stockholders' deficit                                   9,209
                                                        ------------
                                                        $    669,726
                                                        ------------

                       Safe Alternatives Corporation of
                                 America, Inc.

                     Statement of Operations  (Unaudited)


                                                Three months ended
                                                     June 30
                                               1997            1996
                                         --------------------------------

Sales                                    $       327,957    $     24,917
Costs and expenses:
   Cost of goods sold                            107,385          17,502
   Selling, general and administrative           955,060         565,941
   Research and development                       81,848          55,775
   Depreciation and amortization                  11,455          11,455
                                         --------------------------------
                                              (1,155,748)       (650,673)
                                         --------------------------------

Net loss                                 $      (827,791)   $   (625,756)
                                         ================================

Net loss per common share                $          (.07)   $       (.08)
                                         ================================

Average number of shares outstanding          11,083,094       8,035,251
                                         ================================


See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                     Statement of Operations  (Unaudited)


                                                Six months ended
                                                     June 30

                                             1997             1996
                                        -------------------------------
Sales                                   $      337,481   $       37,661

Costs and expenses:
   Cost of goods sold                          112,212           23,868
   Selling, general and administrative       1,908,347        1,174,355
   Research and development                    183,071          113,284
   Depreciation and amortization                26,128           22,910
                                        -------------------------------
                                             2,229,758        1,334,417
Net loss                                $   (1,892,277)  $   (1,296,756)
                                        ===============================

Net loss per common share               $         (.18)  $         (.17)
                                        ===============================

Average number of shares outstanding        10,589,367        7,839,099
                                        ===============================

See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                     Statement of Cash Flows  (Unaudited)


                                                       Six months ended
                                                           June 30
                                                     1997            1996
                                               --------------------------------
Cash flows from operating activities
Net loss                                       $    (1,892,277) $   (1,296,754)
Adjustments to reconcile net loss
used in operating activities:
   Depreciation and amortization                        26,126          22,910
   Non-cash compensation and commissions             1,253,774         689,313
   Changes in operating assets and liabilities:
     Accounts receivable                              (319,671)         (6,516)
     Advances to employees                             (12,500)        (19,992)
     Inventories                                      (117,655)        (13,897)
     Deposits and advances                                   0          (7,452)
     Accounts payable and accrued expenses             (64,220)         10,316
                                               --------------------------------
Net cash (used in) operating activities             (1,126,421)       (622,074)

Cash flows from investing activities
Additions to fixed assets                              (31,697)        (17,695)
                                               --------------------------------
Net cash (used in) investing activities                (31,697)        (17,695)

Cash flows from financing activities
Net proceeds from stockholders' loans                   42,700               0
Repayments of stockholders' loans                      (46,000)       (155,000)
Proceeds from issuance of common stock and
 subscriptions                                       1,173,593         875,200
Expenses for sale of common stock                            0         (65,928)
                                               --------------------------------
Net cash provided by financing activities            1,170,293         654,272

Net increases in cash                                   12,175          14,503
Cash at beginning of period                              3,994          12,331
                                               --------------------------------
Cash at end of period                                   16,169          26,834
                                               ================================

See accompanying notes.

                Safe Alternatives Corporation of America, Inc.

                    Notes to Unaudited Financial Statements

                                 June 30, 1997


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Inventories are stated at lower of cost or market.

2.  SHAREHOLDERS' EQUITY

In accordance with employment contracts for the Company's two executive officers, the Company issued 93,040 shares of common stock to each of these officers and recorded a pro rata portion of the annual compensation expense which approximated $72,000 during the three month period and $143,000 for the year to date. In addition to the aforementioned issuance, the Company issued 384,000 shares of common stock to various individuals and recognized $449,242 as compensation for services based upon the value of common stock sold during the three month period. This amount has been recorded in selling, general, and administrative expenses in the statement of operations.

During the three month period the Company sold 493,000 shares of common stock and received gross proceeds of $577,500.

3.  CONSULTING AGREEMENT

In February 1997, the Company entered into a consulting agreement for the introduction of the Company's chemical paint stripper into the European market. As compensation for services, the Company issued 365,000 shares of its common stock valued at $562,000. The Company is amortizing the costs of such services over a twelve month period. The charge for the three months ended June 30,1997 was $140,525 and for the six months was $213,913.

4.   EXCLUSIVE MARKETING LICENSE

In April 1997, the Company issued 250,000 shares of its common stock to an individual in exchange for exclusive worldwide marketing and manufacturing rights to a patented product known as Natural Cool Systems. The transaction resulted in additional selling, general, and administrative expense of $292,500 during the quarter. The license agreement provides for payments of a two (2%) percent royalty on gross sales of the Natural Cool product. The agreement provides for an indefinite term as long as certain performance criteria are met and such performance criteria have been met to date. The Company has accrued the royalty due on sales made during the second quarter.

          Management's Discussion and Analysis of Financial Condition

                            and Plan of Operations


General

During the three month period ended June 30, 1997, management of the Company has continued to concentrate a significant portion of its efforts on the marketing and sale of the Company's paint stripping product. Additionally, the Company has successfully completed its research with regard to determining the appropriate mechanism for delivery of the foam product onto its intended surface, and subject to the Company's ability to obtain additional financing, management believes that the Company's foam products will be ready for marketing during 1997, although no assurances thereof can be given. Also during the period ended June 30, 1997, the Company successfully completed initial sales of its Natural Cool Systems. In February 1997, the Company successfully negotiated and signed a License Agreement for the exclusive worldwide marketing rights and manufacturing rights to a patented product known as Natural Cool. The Natural Cool product is a patented air circulation system by which relatively cold ambient air can be used to cool walk-in coolers in lieu of using refrigeration systems. The products are based on the concept of using nature's own resources to reduce energy costs in commercial refrigeration. The Company believes, subject to additional financing, that the sales of these units will continue to grow through the remainder of 1997. Based upon the Company's current financial status, the need to continue research and development and the Company's emphasis on its paint stripping, foam, and Natural Cool products, management does not believe that it will bring to market any of its sealants, coatings or solvents in 1997.

The report of the Company's independent auditors contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising doubt as to the Company's ability to continue are (i) the Company has incurred recurring losses and (ii) the Company has a working capital deficiency. The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital through the sale of the Company's stock.

COMPARISON OF THE THREE MONTH AND SIX MONTH PERIODS
ENDED JUNE 30, 1997 AND JUNE 30, 1996

Sales and Net Losses.  For the three month period ended June 30, 1997, sales
--------------------
increased to $327,957 from $24,917 in the same period of the prior year, an increase of $303,040. For the six month period ended June 30, 1997, sales increased to $337,480 from $37,661 for the same period in the prior year, an increase of $299,819. Sales increases during the quarter were realized in both the Company's paint stripping and Natural Cool products. Sales of the paint stripper totaled $22,509 in the quarter compared to $12,744 for the prior period, an increase of $9,765 or 77%. Initial sales of the Natural Cool product during the quarter totaled $305,448. For the three month period ended June 30, 1997, the Company reported net losses of $827,791 compared to $625,756 in the prior period, an increased loss of $202,035 or 32%. For the six month period ended June 30, 1997, the Company reported losses of $1,892,277 compared to $1,296,756 for the same period of the prior year, an increase of $595,521 or 46%. The increase in losses for the three month period and year-to-date is attributed entirely to an increase in selling, general, and administrative costs as discussed below.

Selling, General and Administrative.  For the three month period ended June 30,
-----------------------------------
1997, the Company incurred selling, general and administrative expenses of $955,060 compared to $565,941 in the same period of the prior year, an increase of $389,119 or 69% due entirely to approximately $449,000 in consulting and compensation expense to various individuals for professional services performed. The Company's Common Stock was issued for such services, and the value was based upon the fair market value of Common Stock sold during the period. For the six month period ended June 30, 1997, the Company incurred selling, general, and administrative expenses of $1,908,347 as compared to $1,174,355 in the same period of the prior year, an increase of $733,922 or 63%. The increase is due primarily to approximately $795,000 in consulting and compensation expense to various individuals for professional services performed. The Company's common stock was issued for such services and the value was based on the fair market value of stock sold during the period. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

Research and Development.  For the three month period ended June 30, 1997,
------------------------
research and development expenses increased to $81,848 from $55,775 in the same period of the prior year, an increase of $26,073 or 47%. This increase is due to the Company's activities associated with its foam product. For the six month period ended June 30, 1997, research and development expense totaled $183,071, up from $113,284 in the same period of the prior year, or an increase of $69,787 or 62% also due to activities with the Company's foam product. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.



LIQUIDITY

The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. The Company does not have the financial resources to operate its business, continue research and development or market its products. The Company has financed its operations through loans from shareholders which aggregated approximately $464,000 as of this date and the private placement of equity securities amounting to $6,609,470 since inception. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its technologies to venture capital firms and is currently in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.

The Company has entered into agreements with SSC Marketing Co., for sales and marketing services and with the respective licensors under licenses for the exclusive sales, marketing, and manufacturing rights for the paint stripping, foam, and Natural Cool System technologies. Under these agreements, the Company has undertaken substantial ongoing financial commitments, and unless the Company is able to obtain additional financing, the Company will be unable to meet its commitments under such agreements.

As previously noted, the Company continues to seek additional capital with which to finance ongoing operations. The Company estimates that it will require approximately $3,000,000 in additional financing in order to continue current operations for the next twelve months, and an additional $2,000,000 in order to complete research with respect to all of the technologies, commercially exploit the products derived therefrom, market each such product and finance initial production thereof.

The company currently has one lawsuit pending against it. The lawsuit was brought by Richard Coen as trustee for the bankruptcy estate of Samuel E. Bernstein claiming back salary allegedly due to Mr. Bernstein. The Company is of the opinion that the lawsuit will have no material effect on its ability to operate.

A lawsuit has been threatened by Edwin Stephens claiming payments due under a prior licensing agreement. The Company believes the claim is without merit and will have no material effect on the operations of the Company.

        Part II.        Other Information

                        (a) Exhibits:  none

                        (b) Reports on Form 8-K: The Registrant did not file any
                            reports on Form 8-K during the first quarter.

                                  SIGNATURES
--------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SAFE ALTERNATIVES CORPORATION
                                             OF AMERICA, INC.

                                   By:  /s/
                                        --------------------------------
                                        Stephen J. Thompson
                                        President


                                   By:  /s/
                                        --------------------------------
                                        Robert Thompson
                                        Chief Financial Officer


Dated:  August ___, 1997