Form 10QSB/A
period 1997-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1998-06-09
CIK 1025856

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A


(Mark One)

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

     [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act for the transition period from _____________ to _____________


Commission File No. 000-21627

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                       06-1413994
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  27 Governor Street, Ridgefield, Connecticut              06877
   (Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code                (203) 438-8144


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [  ]                   No [X]


As of April 30, 1998, there were issued and outstanding 12,472,120 shares of the issuer's Common Stock.

Transitional Small Business Disclosure Format (check one):

                    Yes  [  ]                   No [X]

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                  FORM 10-QSB/A
                  for the quarterly period ended June 30, 1997

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

          Item 1.  Financial Statements (Unaudited)

          Restated Balance Sheet, June 30, 1997 (Unaudited)                  3

          Restated Statement of Operations (Unaudited):
                   Three Months Ended June 30, 1997 and June 30, 1996        4

          Restated Statement of Operations (Unaudited):
                   Six Months Ended June 30, 1997 and June 30, 1996          5

          Restated Statement of Cash Flow (Unaudited):
                   Six Months Ended June 30, 1997 and June 30, 1996          6

          Notes to Financial Statements                                      7

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation                                         9


Part II.  Other Information                                                 13

          Item 2.  Changes in Securities and Use of Proceeds                13

          Item 6.  Exhibits and Reports on Form 8-K

                   (a) Exhibit 27.  Financial Data Schedule                 13

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                  BALANCE SHEET
                            June 30, 1997 (Unaudited)

ASSETS

CURRENT ASSETS

Cash                                                               $      9,777
Accounts receivable                                                      39,506
Advances to employees                                                    32,422
Inventory                                                               204,442
                                                                   ------------

                                            TOTAL CURRENT ASSETS        286,147

FIXED ASSETS
Equipment                                                               153,223
Leasehold improvements                                                   66,162
Furniture and fixtures                                                  118,614
                                                                   ------------
                                                                        337,999
Less accumulated depreciation                                           194,131
                                                                   ------------
                                                                        143,868

OTHER ASSETS
Organization costs, less amortization of $58,795                          2,028
Deposits and other noncurrent assets                                     12,564
                                                                   ------------
                                                                         14,592
                                                                   ------------

                                                                   $    444,607
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    188,815
                                                                   ------------
                                    TOTAL CURRENT LIABILITIES           188,815

SHAREHOLDER' LOANS                                                      463,765

SHAREHOLDERS' EQUITY
Common stock, $.0001 par value, 200,000,000 shares authorized,
 11,412,120 shares issued and outstanding                                 1,140
Additional paid-in capital                                           14,077,023
Accumulated deficit                                                 (13,793,703)

Subscriptions issuable                                                    2,160
Deferred compensation                                                  (494,593)
                                                                   ------------
Total stockholders' deficit                                            (207,973)
                                                                   ------------

                                                                   $    444,607
                                                                   ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                     Three months ended
                                                           June 30
                                                     1997               1996
                                                 ------------      ------------

Sales                                            $     35,630      $     24,917

Costs and expenses:
Cost of goods sold                                     19,979            17,502
Selling, general and administrative                   967,321           565,941
Research and development                               81,848            55,775
Depreciation and amortization                          11,455            11,455
                                                 ------------      ------------
                                                   (1,080,603)         (650,673)
                                                 ------------      ------------

Net loss                                         $ (1,044,973)     $   (625,756)
                                                 ============      ============

Net loss per common share                        $       (.09)     $       (.08)
                                                 ============      ============
Average number of shares outstanding               11,083,094         8,035,021

See accompanying notes.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                      Six months ended
                                                           June 30
                                                     1997              1996
                                                 ------------      ------------

Sales                                            $     45,154      $     37,661

Costs and expenses:
Cost of goods sold                                     24,806            23,868
Selling, general and administrative                 1,920,608         1,174,355
Research and development                              183,071           113,284
Depreciation and amortization                          26,128            22,910
                                                 ------------      ------------
                                                    2,154,613         1,334,417
                                                 ------------      ------------

Net loss                                         $ (2,109,459)     $ (1,296,756)
                                                 ============      ============

Net loss per common share                        $       (.20)     $       (.17)
                                                 ============      ============
Average number of shares outstanding               10,589,367         7,839,099

See accompanying notes.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six months ended
                                                                     June 30
                                                               1997            1996
                                                            -----------    -----------
Cash flows from operating activities
Net loss                                                    $(2,109,459)   $(1,296,754)
Adjustments to reconcile net loss used in
operating activities:
         Depreciation and amortization                           26,126         22,910
         Non-cash compensation and commissions                1,253,774        689,313
         Changes in operating assets and liabilities:
                  Accounts receivable                           (21,344)        (6,516)
                  Advances to employees                         (12,500)       (19,992)
                  Inventories                                  (191,255)       (13,897)
                  Deposits and advances                               0         (7,452)
                  Accounts payable and accrued expenses         (72,156)        10,316
                                                            -----------    -----------
Net cash (used in) operating activities                      (1,132,813)      (662,074)

Cash flows from investing activities
Additions to fixed assets                                       (31,697)       (17,695)
                                                            -----------    -----------
Net cash (used in) investing activities                         (31,697)       (17,695)

Cash flows from financing activities
Net proceeds from stockholders' loans                            42,700              0
Repayment of stockholders' loans                                (46,000)      (155,000)
Proceeds from issuances of common stock and subscriptions     1,173,593        875,200
Expenses for sale of common stock                                     0        (65,928)
                                                            -----------    -----------
Net cash provided by financing activities                     1,170,293        654,272

Net increases in cash                                             5,783         14,503
Cash at beginning of period                                       3,994         12,331
                                                            -----------    -----------

Cash at end of period                                             9,777         26,834
                                                            ===========    ===========

See accompanying notes.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 1997

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operations results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Inventories are stated at lower of cost or market.

2.   SHAREHOLDERS' EQUITY

During the quarter ended June 30, 1997, the Company issued 384,000 shares of common stock to various individuals in exchange for services and rights valued at $449,242 based upon the value of the common stock. This amount has been recorded in selling, general, and administrative expenses in the statement of operations.

During this three month period the Company also sold 493,000 shares of common stock and received gross proceeds of $577,500.

During the quarter ended March 31, 1997, the Company issued 93,040 shares of common stock to each of its two executive officers as compensation pursuant to their employment contracts. The pro rata portion of such expense approximated $143,000 for the six months ended June 30, 1997, which amount was expensed by the Company.

3.   CONSULTING AGREEMENT

In February 1997, the Company entered into a consulting agreement for the introduction of the Company's chemical paint stripper into the European market. As compensation for services, the Company issued 365,000 shares of its common stock valued at $562,000. The Company is amortizing the cost of such services over a twelve month period. The charge for the three months ended June 30, 1997 was $140,525 and for the six months was $213,913.

4.   EXCLUSIVE MARKETING LICENSE

In April 1997, the Company issued 250,000 shares of its common stock to an individual in exchange for exclusive worldwide marketing and manufacturing rights to a patented product known as Natural Cool. The transaction resulted in additional selling, general, and administrative expenses of $292,500 during the quarter. This transaction is included in the 384,000 shares described in Note 2 above. The license agreement provides for payment of a two (2%) percent royalty on gross sales of the Natural Cool product. The agreement provides for an indefinite term as long as certain performance criteria are met and such performance criteria have been met to date. The Company has accrued the royalty due on sales made during the second quarter.

Item 2. Management's Discussion and Analysis or
        Plan of Operation

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

The report of the Company's independent auditors included in the Company's Annual Report for the year ended December 31, 1996 contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising doubt as to the Company's ability to continue are (i) the Company has incurred recurring losses and (ii) the Company has a working capital deficiency. The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital through the sale of the Company's stock.

Comparison of the Three Month and Six Month
Periods Ended June 30, 1997 and June 30, 1996


Sales and Net Losses. For the three month period ended June 30, 1997, sales were $35,630 from $24,917 in the same period of the prior year, an increase of $10,713 or 43%. Initial sales of the Natural Cool product during the quarter totalled $13,121. For the three month period ended June 30, 1997, the Company reported net losses of $1,044,973 compared to $625,756 in the prior period, an increased loss of $419,217 or 67%. For the six month period ended June 30, 1997, the Company reported losses of $2,109,459 compared to $1,296,756 for the same period of the prior year, an increase of $812,703 or 63%. The increase in losses for the three month period and year-to-date is attributed entirely to an increase in selling, general, and administrative costs as discussed below.

Selling, General and Administrative. For the three month period ended June 30, 1997, the Company incurred selling, general and administrative expenses of $967,321 compared to $565,941 in the same period of the prior year, an increase of $401,380 or 71% due entirely to approximately $449,000 in consulting and compensation expense to various individuals for professional services performed. The Company's Common Stock was issued for such services, and the value was based upon the fair market value of the Common Stock sold during the period. For the six month period ended June 30, 1997, the Company incurred selling, general, and administrative expenses of $1,920,608 as compared to $1,174,355 in the same period of the prior year, an increase of $746,253 or 64%. The increase is due primarily to approximately $795,000 in consulting and compensation expense to various individuals for professional services performed. The Company's common stock was issued for such services and the value was based on the fair market value of stock sold during the period. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

Research and Development. For the three month period ended June 30, 1997, research and development expenses increased to $81,848 from $55,775 in the same period of the prior year, an increase of $26,073 or 47%. This increase is due to the Company's activities associated with its foam product. For the six month period ended June 30, 1997, research and development expense totalled $183,071, up from $113,284 in the same period of the prior year, or an increase of $69,787 or 62% also due to activities with the Company's foam product. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Natural Cool Division - Misstatement of Income

On February 19, 1997 a license agreement was entered into between Clement H. Royer of Natural Cool, Inc. and Safe Alternatives Corporation of America, Inc. wherein Safe Alternatives Corporation of America, Inc. received a license to market an ambient air exchange product known as Natural Cool. Mr. Royer had entered into a document entitled "Commercial Transaction" with Rudolph L. Chase and Raymond C. Chase for rights to the product known as Natural Cool. Under the terms of the license Mr. Royer was to become President of the Natural Cool division of SAC. Mr. Royer retained the rights to manufacture the product known as Natural Cool which he had received from Messrs. Chase. Mr. Royer established a manufacturing facility in Newport, Vermont, for which he was responsible. Mr. Royer's main duty as a SAC employee was to sell Natural Cool units, specifically in the Vermont area.

Sales of the Natural Cool units commenced in the second quarter of 1997. During the second quarter of 1997, Mr. Royer presented to SAC copies of purchase orders and bills of lading totaling approximately $300,000 for the sales of Natural Cool. SAC is on the accrual basis and therefore announced $327,957 in earnings for the second quarter of 1997. The installation of these units were to commence early in July 1997. Installations were inexplicably delayed until August 1997. In August 1997 SAC learned that Mr. Royer had misappropriated the funds which were to have paid for said units. SAC terminated Mr. Royer's employment on August 25, 1997. Subsequent to Mr. Royer's termination a criminal complaint was made for Mr. Royer's arrest. During its investigation of Mr. Royer's tenure as President SAC learned that Mr. Royer had misrepresented the sales of Natural Cool and that only $13,121 in sales had been made by Mr. Royer. At that time it was also learned that the agreement between Messrs. Chase and Mr. Royer had been breached. Upon this breach all rights, title and interest in Natural Cool, Inc. and the Natural Cool units reverted to Messrs. Chase. SAC negotiated with Messrs. Chase and acquired the marketing rights directly from Messrs. Chase as well as the manufacturing rights. The final document was not executed by SAC until October 1997.

SAC has engaged local counsel in St. Johnsbury, Vermont who is in contact with Mr. Royer and is prepared to commence an action against Mr. Royer for fraud and misrepresentation as well as theft, embezzlement, and misappropriation of goods. Upon discovering this misstatement of earnings for the second quarter, SAC immediately contacted the OTC bulletin board compliance unit, issued a press release stating that it would restate its second quarter earnings, and took all actions necessary to advise the public and our shareholders of the misstatement of earnings. SAC's Board of Directors appointed a special committee to fully investigate the matter and establish proper controls to avoid future occurrences.

Liquidity

The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. The Company does not have the financial resources to operate its business, continue research and development or market its products. The Company has financed its operations through loans from shareholders which aggregated approximately $464,000 as of June 30, 1997 and the private placement of equity securities amounting to $6,609,470 since inception. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its technologies to venture capital firms and is currently in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.


The Company has entered into agreements with SSC Marketing Co. for sales and marketing services and with licensors for the exclusive sales, marketing, and manufacturing rights for the paint stripping, foam, and Natural Cool System technologies. Under these agreements, the Company has undertaken substantial ongoing financial commitments, and unless the Company is able to obtain additional financing, the Company will be unable to meet its commitments under such agreements.


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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended June 30, 1997, the Registrant sold an aggregate of 493,000 shares of common stock for an aggregate purchase price of $577,500. The shares were sold by the Registrant directly, without the services of an underwriter and without sales commissions, to accredited investors in reliance upon the limited offering exemptions accorded by Regulation D promulgated under the Securities Act of 1933.

     During such quarter, the Registrant also issued an aggregate of 384,000 shares of common stock in exchange for services and rights valued at an aggregate of $449,242. Of such amount, 250,000 shares were issued in exchange for exclusive worldwide marketing and manufacturing rights to Natural Cool, a patented ambient air exchange product. The Registrant has relied upon the private offering exemption under Section 4(2) of the Securities Act of 1933 with respect to these issuances.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          27. Financial Data Schedule

          (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the second quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SAFE ALTERNATIVES CORPORATION
                                    OF AMERICA, INC.


                                    By:   /s/ Richard J. Fricke
                                          -----------------------------------
                                           Richard J. Fricke
                                           President


                                    By:   /s/ Sean McNamara
                                          -----------------------------------
                                           Sean McNamara
                                           Chief Financial Officer


Dated: May 11, 1998