Form 10QSB
period 1997-09-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1998-06-09
CIK 1025856

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark one)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.
                                       or
[ ] Transition Report Under Section 13 or 15 (d) of the Exchange Act for the transition period from __________ to __________

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

--------------------------------------------------------------------------------
            (Former name , former address and former fiscal year, if
                           changed since last report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   [ ]      No   [x]

As of April 30, 1998, there were issued and outstanding 12,472,120 shares of the issuer's Common Stock.

Transitional Small Business Disclosure Format (check one):
   Yes [ ]     No [X]

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                   FORM 10-QSB
                for the quarterly period ended September 30, 1997

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

         Balance Sheet, September 30, 1997 (Unaudited)                         3

         Statement of Operations (Unaudited):
         Three Months Ended September 30, 1997 and
         September 30, 1996                                                    4

         Statement of Operations (Unaudited):
         Nine Months Ended September 30, 1997
         and September 30, 1996                                                5

         Statement of Cash Flow (Unaudited):
         Nine Months Ended September 30, 1997
         and September 30, 1996                                                6

         Notes to Financial Statements                                         7

         Item 2.     Management's Discussion and Analysis or
                     Plan of Operation                                         8


Part II. Other Information                                                    10

         Item 2.  Changes in Securities and Use of Proceeds                   10

         Item 6.  Exhibits and Reports on Form 8-K

                       (a) Exhibit 27.  Financial Data Schedule               10

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                  BALANCE SHEET
                         September 30, 1997 (Unaudited)

ASSETS

CURRENT ASSETS

Cash                                                               $    175,803
Accounts receivable                                                      46,392
Advances to employees                                                    25,122
Inventory                                                               188,442
                                                                   ------------

                                    TOTAL CURRENT ASSETS                435,759

FIXED ASSETS
Equipment                                                               157,773
Leasehold improvements                                                   66,162
Furniture and fixtures                                                  118,614
                                                                   ------------
                                                                        342,549

Less accumulated depreciation                                           202,544
                                                                   ------------
                                                                        140,005

OTHER ASSETS
Deposits and other noncurrent assets                                     13,114
                                                                   ------------

                                                                   $    588,878
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $    153,138
Accrued Expense                                                         211,123
                                                                   ------------
                                    TOTAL CURRENT LIABILITIES           364,261

SHAREHOLDER LOANS                                                     1,021,765

SHAREHOLDERS' EQUITY
Common stock $.0001 par value, 200,000,000 shares authorized,
 12,472,120 shares issued and outstanding                                 1,247
Additional paid-in capital                                           14,076,916
Accumulated deficit                                                 (14,382,878)

Subscriptions issuable                                                    2,160
Deferred compensation                                                  (494,593)
                                                                   ------------
Total stockholders' deficit                                            (797,148)
                                                                   ------------

                                                                   $    588,878
                                                                   ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three months ended
                                                              Sept. 30


                                                      1997             1996
                                                 -------------------------------

Sales                                            $     32,804      $     15,955

Costs and expenses:
Cost of goods sold                                     16,612             9,905
Selling, general and administrative                   515,235         1,505,870
Research and development                               79,690            58,413
Depreciation and amortization                          10,441            11,454
                                                 -------------------------------
                                                      621,978         1,585,642
                                                 -------------------------------

Net loss                                         $   (589,174)     $ (1,569,687)
                                                 ==============================

Net loss per common share                        $      (0.05)     $      (0.18)
                                                 ==============================
Average number of shares outstanding               12,472,120         8,723,374

See accompanying notes.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                        Nine months ended
                                                            Sept. 30


                                                      1997             1996
                                                 -------------------------------

Sales                                            $     77,958      $     53,616

Costs and expenses:
Cost of goods sold                                     41,418            33,773
Selling, general and administrative                 2,435,842         2,680,225
Research and development                              262,763           171,697
Depreciation and amortization                          36,569            34,364
                                                 ------------------------------
                                                    2,776,592         2,920,059
                                                 ------------------------------

Net loss                                         $ (2,698,634)     $ (2,866,443)
                                                 ==============================

Net loss per common share                        $       (.22)     $       (.33)
                                                 ==============================
Average number of shares outstanding               12,472,120         8,723,374

See accompanying notes.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 Nine months ended
                                                                   September 30

                                                                1997          1996
                                                            --------------------------
Cash flows from operating activities
Net loss                                                    $(2,698,634)   $(2,866,443)
Adjustments to reconcile net loss used in
operating activities:
         Depreciation and amortization                           36,569         34,364
         Non-cash compensation and commissions                1,253,774      1,810,530
         Changes in operating assets and liabilities:
                  Accounts receivable                           (34,230)        (1,704)
                  Advances to employees                          (5,200)       (19,992)
                  Inventories                                  (175,255)        (9,962)
                  Deposits and advances                            (550)        (1,700)
                  Accounts payable and accrued expenses        (103,289)         8,993
                                                            --------------------------
Net cash (used in) operating activities                      (1,520,237)    (1,070,844)

Cash flows from investing activities
Additions to fixed assets                                       (36,247)       (26,074)
                                                            --------------------------
Net cash (used in) investing activities                         (36,247)       (26,074)

Cash flows from financing activities
Net proceeds from stockholders' loans                           600,700              0
Repayment of stockholders' loans                                (46,000)      (221,350)
Proceeds from issuances of common stock and subscriptions     1,173,593      1,580,472
Expenses for sale of common stock                                     0       (128,728)
                                                            --------------------------
Net cash provided by financing activities                     1,728,293      1,230,394

Net increases in cash                                           171,809        133,476
Cash at beginning of period                                       3,994         12,331
                                                            --------------------------

Cash at end of period                                           175,803        145,807
                                                            ==========================

See accompanying notes

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2. STOCKHOLDERS' EQUITY

During the third quarter the Company issued 1,058,000 shares of its common stock as compensation for services valued at $1,192,500 based upon the value of the common stock. This amount has been recorded in selling, general, and administrative expenses in the statement of operations.

     Item 2. Management's Discussion and Analysis or Plan of Operation

General

During the nine month period ended September 30, 1997, management of the Company has continued to concentrate a significant portion of its efforts on the marketing and sale of the Company's paint stripping product. Additionally, subject to the Company's successful completion of its research with regard to evaluating the appropriate mechanism for delivery of the foam product onto its intended surface, and subject to the Company's ability to obtain additional financing, management believes that the Company's foam products could be ready for marketing during the second quarter of 1998, although no assurances thereof can be given. Based upon the Company's current financial status, the need to continue research and development and the Company's emphasis on its paint stripping and foam products, management does not believe that it will market any of its sealants, coatings or solvents in 1997 or 1998.

The report of the Company's independent auditors included in the Company's Annual Report for the year ended December 31, 1996 contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are (i) the Company has incurred recurring operating losses and (ii) the Company has a working capital deficiency.

Comparison of the Nine Month Periods
Ended September 30, 1997 and September 30, 1996

Sales and Net Losses. For the nine month period ended September 30, 1997, sales increased to $77,958 from $53,616 in the same period of the prior year, an increase of 45%. The Company's marketing and sales efforts are still in the formative stages and therefore comparisons to the prior period are not meaningful. For the nine month period ended September 30, 1997, the Company reported net losses of $2,698,634 compared to $2,866,443 in the prior period, a decrease of 6%, due primarily to a decrease in selling, general, and administrative expenses as discussed below.

Selling, General and Administrative. For the nine month period ended September 30, 1997, the Company incurred selling, general and administrative expenses of $2,435,842 compared to $2,680,225 in the same period of the prior year, a decrease of 9%. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

Research and Development. For the nine month period ended September 30, 1997, research and development expenses increased to $262,763 from $171,697 in the same period of the prior year, an increase of 53%. The increase relates to activities associated with the Company's foam product. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Liquidity

The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. The Company does not have the financial resources to operate its business, continue research and development or market its products. The Company has financed its operations through loans from shareholders which aggregated approximately $1,022,000 as of this date and the private placement of equity securities amounting to $6,031,470 since inception. The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its technologies to venture capital firms and is currently in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.

The Company estimates that it will require approximately $750,000 in additional financing in order to continue current operations for the next twelve months, and an additional $1,500,000 in order to complete research with respect to all of the technologies, commercially exploit the products derived therefrom, market each such product and finance initial production thereof.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended September 30, 1997, the Registrant issued an aggregate of 1,058,000 shares of common stock in exchange for services valued at an aggregate of $1,192,500. The Registrant has relied upon the private offering exemption under Section 4(2) of the Securities Act of 1933 with respect to these issuances.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         27.  Financial Data Schedule

         (b) Reports on Form 8-K: The Registrant did not file any reports on Form 8-K during the third quarter.

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

                                           SAFE ALTERNATIVES CORPORATION
                                                OF AMERICA, INC.

                                           By:   /s/ Richard J. Fricke
                                                 -------------------------------
                                                 Richard J. Fricke
                                                 President


                                           By:   /s/ Sean McNamara
                                                 -------------------------------
                                                 Sean McNamara
                                                 Chief Financial Officer


Dated: May 11, 1998