Form 10KSB
period 1997-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 1998-09-03
CIK 1025856

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from ______ to _______.

Commission File Number 000-21627

                 Safe Alternatives Corporation of America, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

      Florida                                               06-1413994
      ------------------------------                        -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


       27 Governor Street, Ridgefield, Connecticut             06877
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number: (203) 438-8144
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          $.0001 Par Value Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.          Yes     No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               [ ]

State issuer's revenues for its most recent fiscal year.                $134,464

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act): As of July 31, 1998, the aggregate market value of the 11,327,797 shares of Common Stock held by non-affiliates of the Registrant was $2,378,837.

As of June 30, 1998, there were 13,495,960 shares of Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):  Yes        No X
                                                                ---      ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     Safe Alternatives Corporation of America, Inc. (the "Company") was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October, 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the "Securities Act"). To the Company's best knowledge, there was no market for trading of the Common Stock until the Company's Common Stock was included for trading on the NASD's Electronic Bulletin Board in March, 1997. The Company operated as a commuter airline from its inception through April, 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April, 1983, through September, 1995, the Company was dormant. In May, 1994, the name of the Company was changed to Portsmouth Corporation.

     On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased the business (the "Business"), including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the "Reorganization"), and commenced operations under its present business plan. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

     In connection with the Reorganization, SAC-Delaware was liquidated, and SAC-Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC-Delaware that was owned. Consequently, all of the share and per-share figures included herein reflect the Reorganization. The Agreement provided for the Company's purchase of all of SAC-Delaware's assets in consideration for, among other things, (i) the assumption of all of
SAC-Delaware's liabilities, (ii) the issuance and delivery to SAC-Delaware of 8,000,000 shares of the Common Stock, representing approximately 94% of the then issued and outstanding shares of Common Stock as of the date of the Closing; and
(iii) a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets acquired by the Company pursuant to the terms of the Agreement, payable on a pro rata basis to the stockholders of SAC-Delaware. The Royalty is payable on a quarterly basis during the sixty months immediately following the closing of the Reorganization, and the cumulative total of all Royalty payments is limited to a maximum of $8,500,000. The Royalty does not apply to any revenues generated by the sale of the Company's paint stripping product, AmeriStrip(TM), or its NaturalCool(TM) product, which technologies were acquired after the Reorganization. The Company does not anticipate paying any royalties as described above, as the Company's current and anticipated sales efforts are focused on products not subject to the Royalty.

     Since the Reorganization, the Company has changed its focus from being a "public shell," without assets or a business, to a company concentrating its resources on the research, development and commercial exploitation of certain technologies (the "Technologies") which it either owns, exclusively licenses or licenses non-exclusively, or in which it has exclusive marketing rights. See "Technologies." The products which the Company has developed and/or intends to develop, as the case may be, from the Technologies are primarily in the following areas:

     1. AmeriStrip(TM) - Paint Stripping Chemicals (world-wide license). This product is currently being marketed and sold in limited sample quantities. The Company's paint stripping product is used to remove lead-based paints, latex, alkyd, varnish, polyurethane, and epoxy resin coatings from structural metal, cement, fiberglass, wood, mica and plaster. The Company's paint stripping product is applied using an airless spray gun, paint brush or spatula. For most applications, the Company believes, based on its research and in-house testing, that the stripper will remove substantially all of the paint, exposing the bare surface within a 24-hour period. The Company's line of paint strippers is biodegradable, water washable, non-caustic, and methylene chloride-free. See "Technologies."

     2. Water-Based Foams for Insulation Material (continental United States license). This product is in the final stages of development and the Company is currently evaluating the appropriate mechanism for application of the product onto its intended surface. Subject to the successful completion of its research and the ability of the Company to obtain additional financing, the Company expects, although there can be no assurances, that it will begin to market this product in 1998. See "Technologies."

     3. NaturalCool(TM) Systems - Ambient Air Exchanger (worldwide marketing and manufacturing rights). The NaturalCool system is a patented, energy-saving air circulation system, designed to supplement existing refrigeration systems for commercial refrigeration units such as walk-in and reach-in coolers. The systems operate by taking in relatively cold ambient air from outside, filtering the air to remove particulates, and introducing the cooler air into an operating cooler, and exhausting mild air from within the cooler back out to the outdoors. Each system consists of a modular unit fabricated of non-corrosive stainless steel, operates totally independently of the cooler's existing compressor, operates without freon or other environmental pollutants, meets all applicable electrical codes, and has received UL (Underwriters' Laboratories) approval. See "Technologies."

     The marks, NaturalCool(TM) and AmeriStrip(TM), are trademarks owned by the Company.

     Although the Company is currently actively marketing its paint-stripping product, only nominal revenues have been generated from the sale of samples to date. The Company is not currently marketing any of its products except NaturalCool and AmeriStrip. The Company's timetable for research and development of new products and other forward-looking statements contained herein include a number of risks and uncertainties, and consequently, the Company cannot provide any assurances with respect thereto. These statements are only predictions and actual events or results may differ materially as a result of factors beyond the Company's control. The time frames which the Company has indicated above with respect to the dates when such products, if any, may be brought to market are based upon management's best reasonable estimates given the information available to them. In part, the time estimates are based upon the review and analysis of the products (e.g., the foam product) by certain customers that have sampled such product and provided the Company with their analyses.

     In November and December, 1996, the Company entered into a series of agreements with SSC Marketing, Inc. ("SSC"), a California-based marketing firm, for the purpose of outsourcing the Company's sales and marketing efforts. See "Marketing Agreement." SSC represented to the Company that it had substantial experience in sales and marketing of similar products. Based upon representations of SSC, the Company believed that products which the Company would develop from the Technologies could be brought to market in a relatively short time frame by SSC. Through December 31, 1997, however, SSC's efforts produced only nominal sales of products. The Company terminated the SSC agreements, and has brought in-house all of its sales and marketing efforts. On May 29, 1998, SSC filed an action against the Company, and the Company has responded to this suit and brought counterclaims against SSC. See "Item 3 - Legal Proceedings."

     Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent. The Company does not currently manufacture its paint stripping product. In the case of the paint stripping product, the Company contracts with private blenders to manufacture it. In the case of NaturalCool, the Company manufactures the units at its Newport, Vermont facility. The Company intends to contract with outside manufacturers to manufacture any additional products derived from the Technologies, as they are brought to market. Although the Company has identified certain companies that it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into.

     As of December 31, 1997, the Company did not possess the financial resources to operate its business, continue research and development or market its products. The Company was at that time seeking additional capital from a variety of potential sources. Since that time, the Company has relied for working capital upon the proceeds of loans from shareholders and upon the proceeds of a private placement of convertible notes consummated in April 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities."

     The Company has and continues to provide information regarding its Technologies to venture capital firms and other funding sources and is in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining any additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

     The Company's principal executive offices are located at 27 Governor Street, Ridgefield, CT 06877, and its telephone number is (203) 438-8144.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1997 and 1996, the Company spent approximately $265,000 and $275,000, respectively, in connection with its research and development efforts. The Company has not completed its research and development on any potential products, other than the paint stripping product, derived from the Technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended. Management believes that the next marketable product to follow NaturalCool and AmeriStrip will be a fire retardant foam insulation product. During the two years ended December 31, 1997, approximately $500,000, in the aggregate, has been devoted to research and development with respect to the foam technology. The Company is in the final stages of its research and development with respect to the foam product, and is currently evaluating the appropriate mechanism for delivery of the product onto its intended surface. Subject to the successful completion of its research and the ability of the Company to obtain additional financing, management believes, although there can be no assurances, that sometime in 1998 the Company will be in a position to bring the Company's foam product to market. The Company believes that this product will be ready for market in this time frame, based in part upon the test results which it has been achieving in its laboratory but also from the positive response it has been receiving from certain customers which have been requested to analyze it for themselves. The Company continues to conduct research with respect to the Technologies in order to develop marketable products. There can be no assurances however, that the Company's research and development efforts will result in any commercially viable products.

     All of the Company's research and development efforts have been conducted at the Company's laboratory facility in Brookfield, Connecticut. See "Item 2. Properties." In February, 1998, the Company closed its research facility in Brookfield, CT. The closing of the facility may have a material adverse effect on the Company's ability to perform research and development on products other than the paint stripper, NaturalCool and the foams. The Company is investigating alternative research and development arrangements.

TECHNOLOGIES

     NATURALCOOL

     In February, 1997, the Company entered into a License Agreement with Natural Cool, Inc., providing the Company exclusive worldwide marketing rights for NaturalCool(TM) Air Circulation Systems. The NaturalCool system is a patented, energy-saving air circulation system, designed to supplement existing refrigeration systems for commercial refrigeration units such as walk-in and reach-in coolers. The systems operate by taking in relatively cold ambient air from outside, filtering the air to remove particulates, and introducing the cooler air into an operating cooler, and exhausting mild air from within the cooler back out to the outdoors. Each system consists of a modular unit fabricated of non-corrosive stainless steel, operates totally independently of the cooler's existing compressor, operates without freon or other environmental pollutants, meets all applicable electrical codes, and has received UL (Underwriters' Laboratories) approval. The Company believes that in certain climates in the northern part of the United States, the NaturalCool system can save the user up to 50% on its energy costs associated with operating walk-in and reach-in coolers. NaturalCool units are marketed primarily to convenience and liquor stores, grocery chains, florists and the walk-in cooler industry. The Company believes the systems not only reduce power consumption, but also will prolong the life of existing compressors.

     In November, 1997, the Company announced that it had discovered an overstatement of income relating to its Natural Cool Division promptly following the termination for cause of Mr. Clement Royer, formerly President of the Company's Natural Cool Division. Following Mr. Royer's termination, the Company was able to secure the marketing and manufacturing rights for NaturalCool directly from the original inventors and patent holders of NaturalCool. Prior to this new arrangement, the Company possessed only the marketing rights to the products through Mr. Royer. The Company's Board of Directors appointed a committee to investigate Mr. Royer's activities, and put into place additional internal controls to decrease the likelihood that this type of activity will occur in the future. The Company also brought a legal action against Mr. Royer, which has been settled. See "Item 3. Legal Proceedings."

     PAINT STRIPPING CHEMICALS - AMERISTRIP

     The Company has obtained worldwide marketing rights to a proprietary paint stripping compound. The proprietary compound is not patented but is protected by trade secrets. Based upon the Company's research, in-house testing, and customer feed-back, the Company believes its paint stripping product is effective in removing lead-based paints, latex, alkyd, varnish, polyurethane, and epoxy resin coatings from structural metal, cement, fiberglass, wood, mica and plaster. The Company's paint stripping product is applied using an airless spray gun, paint brush or spatula. For most applications, the Company believes, based on its research, in-house testing and customer feed-back, that the stripper will remove substantially all of the paint, exposing the bare surface within a 24-hour period. The Company's paint stripping product line is biodegradable, water washable, non-caustic, and methylene chloride free. The product has been sold to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to contractors working for the school construction authority in New York City to remove lead paint from the City's public schools, as well as to other customers. The Company's sales efforts to place its paint stripping product with contractors using the product to de-lead New York City public schools accounts for more than fifty percent (50%) of the Company's 1997 revenues. The Company believes that the sales effort of the Company has been severely curtailed by the insufficient working capital position of the Company.

     FOAM

     The Company has a license to commercially exploit the foam Technologies in the continental United States. Additionally, the Company has developed its own foam formulation which the Company believes is patentable, although no patent has been applied for at present. The licensed foam Technologies are protected by a patent, which patent is valid through December 4, 1999. The Company believes that with its foam technologies it will be able to manufacture or have manufactured foam insulation products for the construction industry containing no chlorofluorocarbons ("CFCs"). Additionally, the foam technologies are water-based, unlike most foam products currently on the market. As of January 1, 1996, federal law prohibits the sale of products containing CFCs due to their damaging effect on the earth's ozone layer. The Company is in the final stages of its research and development with respect to the foam products. The only remaining research for the Company's own proprietary foam product, which is currently being conducted, concerns testing and evaluating the appropriate mechanism for delivery of the product onto its intended surface. The foam products will be water-based, and therefore, management believes, comply with the government's mandate. Management also expects these products to be less expensive to produce than comparable products containing CFCs or HCFCs. The Company bases this belief on the fact that the major ingredient in its foam product is corn syrup rather than petroleum products, which are the major ingredients for many of its competitors' products. Because corn syrup is substantially less expensive than petroleum products, the Company's foam product should, upon achieving economies of scale in the manufacturing process, be cheaper to produce than many comparable products. The Company believes that its foam products will conform to substantially the same performance standards as other foam products. In addition to its application as an insulation product, the Company believes, based on its independent tests, that the foam may be sold as either Class I or Class II flame retardant foam. The Company's foam product is in the final stages of development. Assuming that the Company successfully completes its research with respect to the foam technology, and subject to the Company's ability to obtain additional financing, the Company expects, although there can be no assurances, that it will begin to market this product in the fourth quarter of 1998.

PROPRIETARY RIGHTS

     Some of the Technologies which the Company has licensed are protected by a patent or have a patent pending. Most of the Technologies involve trade secrets that are considered proprietary to the respective licensors of the Technologies. The Company takes all reasonable measures to protect the Technologies, including the timely update of patent related innovations to the respective processes.

LICENSES

     NATURALCOOL

     In February, 1997, the Company sublicensed from Mr. Clement Royer, on a worldwide basis, the right to market the NaturalCool system products, Mr. Royer having previously received a license to market such products from Natural Cool, Inc., a Vermont corporation. Natural Cool, Inc. holds a master license from the inventors to market and manufacture the NaturalCool products on a worldwide basis. In May, 1998, following the Company's termination of Mr. Royer, the Company obtained a license to market and manufacture products covered by the NaturalCool patent directly from the inventors and holders of the patent. Subsequent to the termination of Royer, and prior to May, 1998, the license required the Company to pay a royalty of $200 per unit, as each unit was manufactured, and the Company was obligated to manufacture at least 500 units per year. A payment of $20,000 was made to the licensor to initiate the license. In May, 1998, the Company purchased the NaturalCool name, inventory and related assets, and entered into a new license on the technology directly with the inventors. Under the new license the Company is obligated to pay a royalty of $100 for each NaturalCool unit sold, subject to a minimum annual payment of $30,000, to be applied against royalties. The minimum royalty of $30,000 for the period May, 1998 through April 30, 1999 has been prepaid by the Company.

     The following is a summary of certain of the Company's material licenses with Mrs. Kathleen Kennedy, the successor-in-interest to the estate of Mr. Richard B. Kennedy. Each such license has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent (4%) of the gross sales derived from the exploitation of the respective Technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company has also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate, and a required weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime in lieu of progressive sales minimums due beginning in 1993. The royalty payments described above nonetheless survive. Failure by the Company to pay the minimum weekly and/or monthly payments when due may result in the loss of exclusivity of such licenses. Failure to pay royalties due under any license may result in the termination of the exclusivity of such license. Currently, the Company is out of compliance with the minimum payment provisions and has a non-exclusive license. Mrs. Kennedy has threatened legal action to obtain minimum payments which were not made. See "Item 3. Legal Proceedings." The Company believes that should such a suit be brought it would not have a material effect on the operations or financial condition of the Company.

     PAINT STRIPPING

     The Company's paint stripping products are proprietary in nature. The Company has developed a paint stripping compound which it believes better serves its purposes than the product which it had previously been supplied. Consequently, the Company does not intend to avail itself of that certain supply agreement with Samax Enterprises, Inc., due also to product inconsistencies. The paint stripping products are not patented, but are covered by trade secrets. It has been determined by the Company and the manufacturer that it is preferable not to seek patent protection, but rather to protect this Technology through trade secrets. The compound has been sold, primarily in sample quantities, to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to other customers. In 1997, the majority of the Company's sales of this product were to contractors in the lead abatement field. The Company believes that the sales effort of the Company has been severely limited by the insufficient working capital position of the Company.

     FOAMS

     The Company entered into a license agreement, dated December 9, 1992, with Richard B. Kennedy (Mr. Kennedy has since deceased and his wife has succeeded in interest), Richard J. Fricke and Patrick J. Crehan (collectively, "Licensor"), whereby the Licensor granted the Company: (i) an exclusive right to exploit within the continental United States certain inventions, technology, know-how and patent rights relating to fire retardant urethane foam with reduced smoke toxicity, and improvements thereto, excluding those applications which are utilized in the packaging foam industry and (ii) the joint patent rights to manufacture, use, sell and sublicense the Technology. Mr. Fricke has renounced any and all of his interest in the license. For a more detailed description of the financial terms of the license, see above.

MARKETING AND SALES

     MARKETING AGREEMENT

     In 1996 and 1997, the Company believed that its marketing resources would most effectively be deployed by contracting an outside vendor to market its products. Consequently, as of November 1, 1996, the Company replaced all of its in-house sales force, consisting of five salesmen and three representatives, with an outside vendor, SSC. SSC represented to the Company that it had experience selling similar products on a national basis. SSC was to develop sales in governmental markets and in the private sector.

     The Company entered into two agreements with SSC: a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996, and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC was to provide the

Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. Under the Consulting Agreement, the Company was to pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event the Company's annual revenues would exceed $2,600,000, the Company would have been obligated to pay each sales manager a 2% commission on gross revenues generated in their respective territories, and, in the event the Company's annual revenues exceed $2,800,000, the Company would have been obligated to pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions.

     Under the terms of the Service Agreement, SSC was to provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The agreement provides for the Company to pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of the Company's business exceeds SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree would result in termination of the Service Agreement. At the time it entered into such agreements, based upon the Company's experience with its in-house sales team, and based further upon the contacts, reputation and experience of SSC, management believed that contracting for its marketing and sales needs would provide the Company with a greater opportunity to market its products to more customers in less time.

     Through December 31, 1997, SSC's efforts produced aggregate sales of less than $100 worth of products. The Company has terminated the SSC agreements, and has brought in-house all of its sales and marketing efforts. On May 29, 1998, SSC filed an action against the Company. See "Item 3. Legal Proceedings."

     The Company no longer out-sources its sales and marketing functions. In April, 1998, the Company hired Mr. Robert Berger to lead its sales and marketing efforts and an additional salesperson to assist in such functions.

     PAINT STRIPPING CHEMICALS - AMERISTRIP

     The Company is focusing its sales and marketing efforts on a product-by-product basis, with its paint stripping product having been the first product to be offered in the marketplace. Prior to the severance of the relationship between the Company and SSC, SSC was to have been seeking to develop sales in governmental markets and in the private sector. In connection with such efforts, the Company and SSC were contacting major chains and providing them with literature, samples and demonstrations.

     The Company has placed advertisements in several magazines, including magazines intended for commercial contractors as well as the do-it-yourself market. The Company is in the process of establishing a direct sales unit where orders will be taken by a telephone representative of the Company and shipped to the end-user. The Company is also offering its products for sale over the Internet at its site, www.ameristrip.com.

     NATURALCOOL

     The Company's in-house sales staff is targeting a number of industries for marketing of the NaturalCool products, focusing initially primarily on the convenience store market. The Company has established relationships with refrigeration distributors and suppliers, but has not entered into any formal distribution agreements, and with restaurant equipment suppliers. In some cases, the suppliers purchase units from the Company and install them in a new or renovated restaurant facility. In these cases, the Company does not occur the installation expenses associated with sales directly to the end-user.

     The Company also markets these products directly to the end-user customers through advertising and trade association membership marketing. Also, the Company has begun using utility company rebate programs as a means of generating sales. Under these programs, certain utility companies offer rebates to their customers for installing energy-saving equipment. Even where the utilities do not offer rebates, in some cases the utility companies will recommend energy-saving equipment to their customers. The Company is also offering the NaturalCool products for sale over the Internet.

     FOAMS

     Since the Company is still experimenting with and conducting research on the foam technologies, the Company does not actively market its foam products. The Company intends to begin marketing its foam products in 1998 to companies involved in the construction industry and through distributors.

     OTHER TECHNOLOGIES

     Until the other Technologies have been fully researched and commercializable products have been developed, the Company will not establish marketing strategies for the sale of these potential products. Additionally, management continues to seek to acquire other technologies for commercial exploitation. The potential acquisitions may be structured as either direct purchases or purchases of holding companies owning the technologies. Although the Company is engaged in many discussions to acquire technologies, there can be no assurances that the Company will be able to do so or to do so on acceptable terms.

SUPPLY ARRANGEMENTS

     NaturalCool. All of the raw materials for manufacturing these products are off-the-shelf and readily available to the Company from numerous suppliers. The Company does not anticipate any difficulty obtaining raw materials in quantities and at prices acceptable to the Company. The units are assembled at the Company's Newport, VT facility.

     Paint Stripping. The Company uses its own formulation for its paint stripper. The Company purchases the raw material used in the formulation from a number of suppliers. The Company believes that there will be no shortage of raw materials. The Company uses contract blenders to blend the formulation. The Company believes that there exist sufficient contract blenders capable of handling the Company's requirements.

     Foam. The foam products require large amounts of MDI, the base chemical of which is manufactured and distributed by several large companies, including BASF and W.R. Grace & Co. The Company does not anticipate any difficulties obtaining the necessary amounts of MDI or production equipment, although there can be no assurances thereof.

COMPETITION

     There are many other companies that offer similar or competitive products to the products either developed or under development by the Company. The industries in which the Company markets and intends to market its products are characterized by substantial and intense competition. Almost all of the companies offering similar or competitive products, both domestic and foreign, are substantially larger and have substantially greater resources, distribution capabilities and experience than the Company. It is also likely that there will be other competitors in the future. The following is a list of certain of the companies with which the Company competes or will be competing: (1) Paint Stripping Chemicals - Peel-A-Way Corp., Minnesota Mining and Manufacturing, and Back to Nature; (2) Foams - Sealed Air Corporation, and Carpenter Foam; (3) NaturalCool - Cool Breeze as well as several localized companies.

     Under the terms of the Company's Supply Agreement, the manufacturer of the Company's paint stripping product reserved for itself the right to engage in direct sales of the paint stripping product. The Company's supplier, therefore, may compete directly with the Company in sales of the paint stripping product under different product labels. See "Licenses - Paint Stripping"

     The Company's objective is to develop environmentally-friendly products which will compete with the existing paint stripping, foams and ambient air exchange technologies available that are produced by competitors of the Company. The Company cannot provide any assurances that the Company will develop competitive products, that a market for such products (assuming that they are developed) will develop, that the Company will be able to develop marketing or distribution channels, or that competitors having greater financial and other resources will not, or have not, devoted those resources to the research and development of new or existing products which will compete with the Company's products. There can be no assurance that the Company will effectively compete against any competitor.

GOVERNMENT REGULATIONS

     The manufacture and sale of paint stripping chemicals, carbohydrate foam and ambient air exchanger equipment are subject, to varying degrees, to federal, state and local regulation. The predominance of the regulatory burden however is imposed upon the manufacturer, such as the inventor/supplier, of the Company's paint stripping product and not the Company. The Company must comply with federal labeling requirements for the Company's paint stripping product, which require a description of the various chemicals included in the product and the hazards attendant to the use thereof. The foam, for construction purposes, is regulated by state and local building codes. Failure to properly comply with all regulations applicable to the Company's products could result in the Company incurring substantial costs in order to comply or cessation of manufacture of the offending products and the possible imposition of civil and criminal penalties.

INTELLECTUAL PROPERTY

     The Company's business is dependent upon its ability to commercially exploit certain patented and unpatented proprietary technologies which it owns or has licensed from third parties. The ability of the Company to exploit the Technologies depends on many circumstances beyond its control. No assurances can be given that the Company will be able to commercially exploit such intellectual property rights and develop marketable products. The inability of the Company to satisfy the terms and conditions of the licenses with the holders of the proprietary Technology rights could have a materially adverse effect on the Company. Under the revised terms of the various license agreements relating to the foam, the Company is obligated to make minimum monthly payments of $5,000 and minimum weekly payments of $1,200, in the aggregate, to the licensor. The failure by the Company to make such minimum weekly and monthly payments may result in the licenses becoming non-exclusive to the Company; and, in fact, the Company currently is in default under the license and is operating under a non-exclusive license. The failure of the Company to make royalty payments due under any license may result in termination of such license. Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent.

EMPLOYEES

     As of December 31, 1997, the Company had seven employees, including three officers. As of such date, the Company had also engaged the services of two consultants, in addition to its then-existing marketing arrangements with SSC which have since been terminated. See "Marketing and Sales - Marketing Agreement."

     None of the Company's employees is represented by a labor organization and the Company considers its relationship with employees and consultants to be satisfactory.

ITEM 2.  PROPERTIES

     The Company does not own any real property.

     The Company formerly leased 12,000 square feet in a building located at 91 Commerce Drive in Brookfield, Connecticut (the "Brookfield Lease"). The Brookfield Lease was executed by and between a trustee acting on behalf of Brookfield Commerce, a Connecticut partnership, as lessor, and the Company, as lessee, on February 22, 1993. The Company used this facility for research and development of products, marketing meetings and shipment of chemicals. The term of the lease is for five years, commencing March 1, 1993 and ending February 28, 1998. The Company had the option to renew the lease for an additional five-year period, but elected not to renew the lease. The base rent on an annual basis is $55,350 for the period through August 31, 1993, $73,800 the next twelve months, $76,752 for the twelve months thereafter, $79,822 for the next twelve months and $83,015 until the lease expires or is renewed. The lease was not renewed.

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

     The Company leases, on a month to month basis, property at Denby Road, Newport, Vermont. The property contains approximately 12,000 square feet. The Company currently pays rent of $3,000 per month, but the rent increases to $4,000 per month effective September 15, 1998, at which time an additional rental payment of $6,000 is also due.

     The Company believes its facilities are suitable and adequate for its existing operations and those reasonably expected in the next twelve months. With the exception of the NaturalCool units which are manufactured in Newport, VT, and the fulfillment of Internet sales and samples which is carried out in Newport, VT, the Company's facilities are not suitable for manufacturing and distributing products in significant quantities. Therefore, the Company intends to rely on outside manufacturers to manufacture its products as they are developed and marketed. The Company currently does not possess the capacity to manufacture any of its products in anything more than sample quantities in a laboratory facility. Although the Company has identified certain companies which it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into as of this date. The AmeriStrip product is being manufactured on a batch-by-batch basis.

ITEM 3.  LEGAL PROCEEDINGS

     On May 29, 1998, SSC filed an action against the Company in federal court in the Southern District of New York. By agreement, the suit was moved to the District of Connecticut. The complaint contains four counts, each requesting a judgment for $180,880 plus interest and attorney's fees. The suit alleges breach of contract, misrepresentation by the Company, unjust enrichment, and quantum meruit. The Company does not believe SSC is entitled to any of the damages it is seeking, has brought various counterclaims against SSC in the action, and intends to defend itself vigorously. At the present time, the

Company cannot determine the likely outcome of this matter; however, if SSC were to prevail on its claims, and the Company were not to prevail on its counterclaims, the matter could have a material adverse effect on the Company and its financial condition.

     The Company commenced an action against Mr. Clement Royer, the former president of the Company's Natural Cool Division, in November, 1997, which was settled in June 1998. The complaint sought the return of corporate records, test data and the like, as well as compensatory damages and attorney's fees. The terms of the settlement involved Mr. Royer's returning all corporate documents and disclaiming any rights to the NaturalCool product.

     An action brought against the Company in July, 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the bankruptcy estate of Samuel E. Bernstein, is pending. The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. The Company's financial statements for the year ending December 31, 1997 include a provision for loss of $26,000 to reflect this matter.

     Ms. Kathleen Kennedy, the licensor under certain technology licenses with the Company, has threatened an action against the Company, claiming past due minimum royalty payments of approximately $145,000. The Company believes that if an action is brought, the Company has a meritorious defense and the matter will not have a material adverse effect on the Company or its financial condition.

     In July, 1998, the investor group that has loaned working capital to the Company and holds the Company's promissory note in the principal amount of $1.3 million - which group includes Messrs. Sean McNamara, Nicky Hunt and Richard Hill, directors of the Company - commenced legal action against certain former officers, employees and consultants of the Company, including Messrs. Stephen Thompson, Robert Thompson, Clement Royer and Paul Grillo. The action, initiated in Superior Court for the Judicial District of Stamford/Norwalk at Stamford, seeks compensatory damages of not less than $685,000, attachment on the defendants' property to secure a judgment, and punitive damages. Pursuant to Connecticut procedures, the matter first seeks a pre-judgment attachment of defendants' property. The causes of action stated in the complaint to be filed are fraud and violation of state securities law. The Company is not currently a party to this matter, and at the present time the Company is unable to determine if the Company will become a party with interests adverse to those of the directors who are plaintiffs.

     Other than as set forth herein, there are no legal actions pending against the Company nor to the knowledge of the Company are any such proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     On March 6, 1997, the Company's Common Stock was accepted for trading on the Electronic Bulletin Board of the NASD; however, the Company has not been able to obtain any quoted prices for the stock prior to June 24, 1997. The following table sets forth the range of sale prices for the Common Stock for the periods shown. The information was obtained from the National Quotation Bureau, which reports low closing bid prices and high closing bid prices for the periods indicated.

     There has not been an active market for the Company's securities. The limited market has caused the securities to be subject to significant price fluctuations. In addition, the price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


        Quarterly Period                 Low Bid             High Bid
        ----------------                 -------             --------
        4/1/97 - 6/30/97*                 $.6875             $1.1875
        7/1/97 - 9/30/97                  $.34375            $2.00
       10/1/97 - 12/31/97                 $.125              $.59375
        1/1/98 - 3/31/98                  $.0625             $.1875
        4/1/98 - 6/30/98                  $.13               $.30

     * On March 6, 1997, the Company's Common Stock was accepted for trading on the Electronic Bulletin Board of the NASD; however, the Company has not been able to obtain any quoted prices for the stock prior to June 24, 1997.


HOLDERS

     The Company had approximately 1,648 holders of record of its Common Stock as of June 30, 1998.

DIVIDEND POLICY

     It is the policy of the Board of Directors to retain earnings, if any, for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since the Reorganization, through December 31, 1997, the Company issued 923,726 shares of Common Stock to approximately 202 individuals, for the aggregate consideration of approximately $1,650,000. The Company believes, based upon representation letters provided to it from such investors, that such issuances were made to approximately 135 "accredited investors" as such term is defined under Rule 501of Regulation D promulgated under the Securities Act and to approximately 67 non-accredited investors. The Company made such sales with the intention of relying upon the exemption afforded by Rule 506 of Regulation D; however, the Company has never filed a Form D with the Securities and Exchange Commission, nor has the Company complied with filing requirements, if any, of the states in which sales were made. In certain instances, the Company paid what it believed to be finder's fees to individuals who introduced investors to the Company.

     During 1997 and the first half of 1998, a group of investors, including current shareholders and directors of the Company, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.3 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the investor group agreed to exchange all of such outstanding indebtedness for a promissory note (the "Investor Note") and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998. In connection with the Investor Note, the Company has issued options to acquire common stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which may be exercised at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note is repayable as follows:
$433,333 in principal amount is due and payable on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. In addition to any other remedies they may have, if the Company fails to make the principal payment on the shareholder loans on September 9, 1998, the Company will be obligated to issue to the lender options to acquire an additional 75,000 shares of common stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default.

     In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $711,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the SEC covering the shares to be received upon conversion or
(ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company has agreed to file with the SEC not later than June 3, 1998, and use its best efforts to have declared effective not later than July 3, 1998, a registration statement registering for resale the shares that would be issued upon conversion of the Notes. The Company technically is in default of the registration obligation at the present time, but intends to file a registration statement as promptly as practicable. As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     Since the Reorganization, management of the Company has concentrated a significant portion of its efforts on the marketing and sale of the Company's paint stripping product and NaturalCool products. Additionally, subject to the Company's successful completion of its research with regard to evaluating the appropriate mechanism for delivery of the foam product onto its intended surface, and subject to the Company's ability to obtain additional financing, management believes that the Company's foam products could be ready for marketing during 1998, although no assurances thereof can be given. Based upon the Company's current financial status, and the Company's emphasis on its paint stripping and foam products, management does not believe that it will commence any additional research and development in 1998.

     The Company has had losses from operations since its inception. It is likely that the Company will continue to have losses from operations in the near-term future, including the year ending December 31,

1998, as it is still in the early stages of marketing its initial products. In addition, there is not any assurance that the Company will have profit from operations at any time after 1998.

     The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are (i) the Company has incurred recurring operating losses and (ii) the Company has a working capital deficiency. See Note 3 to the Financial Statements included herein.

     The Company does not anticipate any significant costs relating to upgrading or reprogramming of its software for the year 2000.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997 AND 1996

     Sales; Gross Margins; Net Losses. For the year ended December 31, 1997, sales increased to $134,464 from $63,854 in the prior year, an increase of 110% due to modest sales growth of the Company's paint stripping product line and modest initial sales of the Company's NaturalCool product.

     The Company's gross margin on sales decreased from 38% in 1996 to 35% in 1997. The Company expects that, if it is successful in increasing its sales, its gross margins in future periods should increase due to better pricing from product manufacturers for larger manufacturing runs.

     For the year ended December 31, 1997, the Company reported a net loss of $(4,436,589), or $(.38) per share, as compared with $(3,917,765), or $(.47) per share in the prior year, an increased loss of $518,824, or 13%, due primarily to an extraordinary item totaling $(621,000) which is discussed below. The Company has continued to incur net losses as sales of its products have not materialized at levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's common stock. The decline in the net loss per share in 1997 from 1996 is due to a larger number of shares outstanding during 1997. Without the extraordinary item, the Company's 1997 operating loss was approximately $105,000 smaller than its 1996 operating loss. As described in Footnote 10 to the financial statements for the year ending December 31, 1997, the extraordinary item relates to issuances of common stock, aggregating 464,000 shares, authorized by the Company's former President under circumstances in which the Company's current management has not ascertained whether there was adequate, or any, consideration for such issuances.

     Selling, General and Administrative Expenses. For the year ended December 31, 1997, the Company incurred selling, general and administrative expenses of $3,506,715, as compared to $3,571,515 in the prior year, a decrease of approximately 2%. As noted above, however, the Company's selling, general and administrative expenses have included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's common stock. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

     During the fourth quarter of 1997 and the first half of 1998, the Company and third parties have taken a number of actions which are and will continue to have the result of significantly reducing the Company's selling, general and administrative expenses. These include (1) termination of the Company's agreements with SSC, pursuant to which the Company paid approximately $203,000 between November 1, 1996 and December 31, 1997, which savings will be offset in part by selling expenses associated with the increase in the Company's in-house sales staff; (2) resignation and termination of certain officers, employees and consultants who had been compensated in 1997 and 1996 with substantial amounts of common stock; and (3) closing the Company's laboratory facility which was located in Brookfield, CT.

     Research and Development. For the year ended December 31, 1997, research and development expenses were essentially stable relative to the prior year, declining to $265,736 from $274,932. As the Company's paint stripping product line has come to market, and other product lines are further along in their development, research and development expenses have tended to decrease. In light of the closing of the Brookfield, CT, research facility, the Company expects these expenses to decline in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Extraordinary Item. For the year ended December 31, 1997, the Company recorded an extraordinary expense item of $(621,000). As described in Footnote 10 to the Financial Statements, this expense reflects the issuance by the Company of 464,000 shares of common stock to several third parties, which stock issuances were authorized solely by the Company's previous Chief Executive Officer. Management has been unable to ascertain from the records maintained by the prior Chief Executive Officer and Chief Financial Officer, or through independent investigation, the nature of the consideration which was to have supported such stock issuances. In addition, to the extent that the Company may learn the purported consideration for such issuances, management believes it does not have any reasonable means of determining, particularly in the case of non-cash consideration such as services rendered, whether the consideration was in fact received by the Company. In that regard, promptly following the resignation of the former Chief Executive Officer, management instituted certain internal controls designed to reduce the likelihood of a future occurrence of this problem. Specifically, requests to the Company's transfer agent to issue stock must be signed by two officers, and no such stock issuance authorizations will be delivered without a proper resolution of the Board of Directors authorizing the issuance of stock.

BALANCE SHEETS

     At December 31, 1997, the Company had current assets of $202,942, compared to $49,265 at December 31, 1996. The increase in current assets was primarily attributable to an increase in inventories from $13,187 to $159,473, due to the manufacturing of inventories in 1997 in anticipation of larger sales of NaturalCool products. Sales of those products did not materialize at levels that the Company had anticipated. At December 31, 1997, the Company had cash of $12,282, compared to cash of $3,994 at December 31, 1996, reflecting the slow pace of sales of the Company's products to date.

     Accounts payable and other accrued expenses declined to $104,769 at December 31, 1997, from $260,972 at December 31, 1996, as a result of the termination of certain employees and consultants in late 1997 as well as the winding down of the Company's Brookfield, CT, research facility.

     Stockholders' loans, net of current maturities, increased to $526,665 at December 31, 1997, from $0 at December 31, 1996, as a result of loans having been extended to the Company for operating purposes throughout 1997 by an investor group including current directors of the Company.

     As of December 31, 1997, the Company had an accumulated deficit of $(16,120,834), which includes the net loss for fiscal year 1997 of $(4,436,589).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 1997, the Company had current assets of $202,942 and current liabilities of $729,869. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. As of December 31, 1997, the Company did not have the financial resources to operate its business, continue research and development or market its products. The Company has been financing its operations through loans from shareholders, which aggregated approximately $1,151,765 as of June 30, 1998, and from the approximately $619,000 net proceeds of a private placement of convertible notes completed in April, 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The Company continues to seek additional capital from an array of potential sources. The Company has provided information regarding its Technologies to venture capital firms and is in discussions with some of them, although there can be no assurances that any such discussions will result in the Company obtaining any additional capital. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms.

     The Company has entered into agreements with the respective licensors under the licenses with respect to the various Technologies under which the Company has undertaken substantial ongoing financial commitments. Unless the Company is able to obtain additional financing, the Company will be unable to meet its commitments under such agreements. See "Item 1. The Company - Licenses."

     The Company estimates that it will require approximately $1.1 million in financing in order to continue operations for fiscal 1998 and the first half of fiscal 1999. Much of that financing has been provided to date through additional shareholder loans, accruing interest at 8%, and convertible Notes issued in April, 1998, in the aggregate principal amount of $711,500. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The shareholders who have been lending funds to the Company do not have any commitment to continue lending money, and, if additional loans or not made, and if the Company is not successful raising capital from other sources, the Company may be forced to scale back or cease its operations. In addition, the Company has agreed to repay $433,333 in principal amount of the shareholder loans on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. The principal amount of the Convertible Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. At the present time the Company has not identified a source of repayment of any of these obligations.

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the growth of the Company, acceptance of the Company's products, future financings and available working capital, acquisitions and expenses, and general market conditions. A1though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements of the Company as of and for the years ending December 31, 1997 and 1996 are included beginning at Page F-1 below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company reported a change in its principal independent auditors for the year ending December 31, 1997, in current reports on Form 8-K filed January 23 and April 17, 1998.

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following sets forth certain information with respect to the directors and executive officers of the Company.

Name                     Age      Position(s)
----                     ---      -----------

Richard J. Fricke        53       President & Chief Executive  Officer (since
                                  January,  1998);  Director;
                                  Secretary (until January, 1998)

Richard W. Hill          61       Director (since October, 1997)

Nicky Hunt               44       Director (since January, 1998)

Sean F. McNamara         40       Secretary (since January, 1998); Director
                                  (since October, 1997)

Robert Percheski         46       Chief Financial Officer (since March 18, 1998)

Robert W. Berger         27       Vice President, Sales and Marketing (since
                                  April 8, 1998)

Stephen J. Thompson      42       President and Chief Executive Officer (until
                                  January,  1998);  Director
                                  (until March 10, 1998)

Robert F. Thompson       66       Executive Vice President,  Chief Operating
                                  Officer and Chief Financial
                                  Officer (until January, 1998)


     Mr. Sean F. McNamara has been a Director of the Company since October, 1997, and Secretary since January, 1998. He joined the Management Committee in January, 1998 and is currently active in the management of the Company. Mr. McNamara has spent the past 16 years as the owner of a proprietary derivative trading firm with offices in New York, Chicago, and Dublin, Ireland. Mr. McNamara served on the board of the New York Futures Exchange from 1984-88, as Chairman of the New Products Committee and Floor Committee. In 1990, Mr. McNamara began a four-year effort to establish a futures and options exchange (FINEX Europe) in Dublin, Ireland. The Exchange opened in June 1994 and was the first US-regulated futures exchange on foreign soil. Mr. McNamara served as Chairman of the Exchange from 1994-96. In addition, Mr. McNamara serves as Chairman of FINEX (a financial futures Exchange in NY and parent organization to FINEX Europe). Mr. McNamara is also a principal in Capital Resources Advisors, a privately-held consulting firm in Chicago, IL, serving pension funds. Mr. McNamara is also a director of Financial Auction Network, a privately-held software development company.

     Richard W. Hill has been a director of the Company since October, 1997. He joined the Management Committee in January, 1998 and is currently active in the management of the Company. Mr. Hill retired from Prudential Insurance Company as President, Small Business Operations (SBO) in 1996. As President of SBO he had bottom-line responsibility for Prudential's group life and health insurance programs for smaller employers countrywide. Mr. Hill joined Prudential in 1957 upon graduation from Rutgers University with a BS in Mathematics. During his 39-year career with the company he held a wide variety of actuarial, marketing and senior management positions in Prudential's corporate, regional and subsidiary operations. From 1975 through 1981, he was senior vice president in charge of marketing and operations for Prudential's newly formed Property and Casualty Insurance subsidiary (PruPAC), which became one of the country's ten largest auto and home insurers. Through the mid-1980s, he was vice president in charge of individual insurance sales and marketing in Prudential's largest region, the ten state SouthCentral Region headquartered in Jacksonsville, Florida. Mr. Hill is a Trustee of Rutgers University and is a Board member and chair of the finance committee of Bayshore Community Hospital, Holmdel, New Jersey. He is a Fellow of the Society of Actuaries and a Chartered Financial Consultant.

     Mr. Nicky Hunt has been a director of the Company since January, 1998, and now serves on its Management Committee. He is active in the management of the company. Mr. Hunt began his career in Dublin in 1973 as a foreign exchange dealer for the Central Bank of Ireland, followed by the Bank of America, and as chief foreign exchange dealer at Allied Irish Investment Bank. He became treasury manager of the Bank of Nova Scotia in 1979. From 1982-92 he was Treasurer of the National Bank of Kuwait in Singapore. He was responsible for establishing a 24-hour trading operation, expanding regional relationships and significant profit generation. He was transferred to London in 1990 to assume global treasury responsibilities during the Gulf War. In 1992, he was hired by the Bank of Ireland as Treasurer of the London operation. In 1993 he was appointed head of the Dublin trading operation and relocated to Dublin . Until his retirement in March, 1997, Mr. Hunt was a director of Bank of Ireland Group Treasury. He served as a member of the Senior Management Group and had responsibilities in strategy, due diligence, and treasury operations in London, Dublin and New York. He also managed relationships with First New Hampshire Bank, Bank of Ireland Home mortgages and other subsidiaries. Mr. Hunt has a number of business interests and is a principal and non-executive director of an Irish Software company. Mr. Hunt is a resident of Dublin, Ireland.

     Mr. Richard J. Fricke has served as President & Chief Executive Officer of the Company since January, 1998. He is also a Director of the Company. He has been a practicing general practice attorney in the State of Connecticut since 1970 and was admitted to the bar the same year. From 1970-73, he worked with the law firm of Gregory & Adams, in Wilton, Connecticut. From 1973 to 1990, he was a partner in the Law Firm of Crehan & Fricke, in Ridgefield, Connecticut. Mr. Fricke filed for protection under Chapter 7 of the federal bankruptcy laws in 1996. In addition to private practice, Mr. Fricke was Town Counsel for the town of Ridgefield, Connecticut. From 1973-81, he served as Director of Village Bank & Trust Company and for the Ridgefield Community Center and the Ridgefield Montessori School. Mr. Fricke received his undergraduate and law degrees from Cornell University in 1967 and 1970, respectively. Mr. Fricke's biographies can be found in Marquis Who's Who in America, Who's Who in the World, Who's Who in Business and Finance, and Who's Who in the East.

     Mr. Robert Percheski has served as Chief Financial Officer of the Company since March 18, 1998. Currently and since 1997 Mr. Percheski has been a self-employed consultant in the area of financial operations and insurance. From 1974 to 1996, he worked for Prudential Insurance, most recently as Vice
President and Chief Financial Officer, Northeastern Operations, Prudential Insurance & Financial Services, from 1993-96. Mr. Percheski holds a MBA degree (accounting concentration) and a BS in Commerce (finance), from Rider
University. He also holds the following industry designations: Chartered Financial Consultant, Chartered Life Underwriter, Certified Internal Auditor, and Fellow Life Management Institute.

     Mr. Robert W. Berger has served as Vice President, Sales and Marketing, of the Company since April 8, 1998. From December, 1993, to April, 1998, Mr. Berger was employed by Oxford Health Plans, a provider of group health plans, in Edison, NJ, as Regional Manager from 1997 to 1998, Sales Manager from 1996 to 1997, and Sales Representative from 1993 to 1996. From May, 1992, to December, 1993, he was employed as Service Representative with Northwestern National Life Insurance Company, in Bedminster, NJ.

     Mr. Stephen J. Thompson was President and Chief Executive Officer of the Company from September 15, 1995, until January, 1998, the date of his resignation as an officer of the Company. He resigned as a director of the Company effective March 10, 1998. Prior to joining the Company, Mr. Thompson worked primarily in municipal and state government. In 1993, a property holding company, Olympic of Venice Place & Evers, Inc., a Connecticut corporation in which Mr. Thompson had been involved as president and treasurer, voluntarily petitioned for bankruptcy protection under Chapter 11 of the Federal bankruptcy laws. Mr. Thompson graduated from Ridgefield High School and attended the University of Miami from 1972-1973 and Western Connecticut State College, Ancell School of Business, from 1977-1979. Mr. Stephen J. Thompson is the son of Mr. Robert F. Thompson.

     Mr. Robert F. Thompson was Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from September 15, 1995, until January, 1998, the date of his resignation. Mr. Thompson is a retired Corporate Officer of American Can Co. He completed twenty-nine years with American Can Co. and at retirement in 1988 was Assistant Treasurer and Chief Credit Officer. Mr. Thompson served as President of the Credit Research Foundation, Columbia, Maryland, from 1989 to 1993. Mr. Thompson serves as a director of Morgan Foods, Inc., Austin, Indiana, and the New York Credit and Financial Management Association, New York, New York. Mr. Thompson holds a B.A. degree in Economics from St. Francis College, the Executive Award from the Graduate School of Credit and Financial Management, Dartmouth College, and attended the Graduate School of Business at New York University. Mr. Robert F. Thompson is the father of Mr. Stephen J. Thompson.

     Currently all directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

     Officers are elected by and serve at the discretion of the Board of Directors. Sean F. McNamara, Director & Secretary of the Company, is the son-in-law of Richard W. Hill, a Director. Stephen J. Thompson and Robert F. Thompson, former members of the Company's management, are father and son.

BOARD COMMITTEES

     Audit Committee. The Audit Committee of the Board of Directors was formed in December 1995 to review the results and scope of the annual audit and other services provided by the Company's independent accountants, to review and evaluate the Company's control functions and to monitor transactions between the Company and its employees, officers and directors.

     Until January, 1998, Stephen J. Thompson, Richard J. Fricke and Robert F. Thompson were the members of the Audit Committee. As of April 2, 1998, the members are Sean F. McNamara, Nicky Hunt and Richard W. Hill.

     Compensation  Committee.   The  Compensation  Committee  of  the  Board  of
Directors reviews and approves the compensation and benefits for the Company's executive officers.

     Until January, 1998, Stephen J. Thompson, Richard J. Fricke and Robert F. Thompson were the members of the Compensation Committee. As of April 2, 1998, the members are Sean F. McNamara, Nicky Hunt and Richard W. Hill.

     Management Committee. The Management Committee of the Board of Directors was formed during the first quarter of 1998 and currently consists of Messrs. McNamara, Hunt and Hill. Since its formation, and until such time as the Company has greater depth in its senior management, the Management Committee takes an active role in day-to-day management decisions, corporate planning and corporate transactions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee was formed in October, 1996, to review and approve the compensation and benefits of the Company's executive officers and make recommendations to the Board of Directors regarding such matters. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. In the year ended December 31, 1997, the full Board of Directors participated in deliberations concerning executive officer compensation.

DIRECTOR COMPENSATION

     The Company's directors have not received any cash fees through December 31, 1997, for their services as Board members and committee members, but are entitled to be reimbursed for expenses incurred in connection with attending Board and committee meetings.

     It is expected that directors will receive common stock and options to acquire common stock of the Company in the future for their services as directors and for serving on the Board's Management Committee. Specifically, the Company has agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of common stock for their services for 1997. In addition, the Company has agreed for 1998 to issue stock options to: (1) all directors for their services as directors pursuant to a formula in which a nominal $500 per month will be converted into stock options, plus (2) members of the Board's Management Committee (currently three persons) pursuant to a formula in which a nominal $30,000 per year will be converted into stock options. In addition, for 1998, each member of the Management Committee is being granted 100,000 shares of common stock as compensation for their services in that capacity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to its most recent fiscal year, the Company believes that (1) Mr. Sean F. McNamara and Mr. Richard W. Hill each failed to file a Form 3 upon becoming directors of the Company in October, 1997,
(2) Mr. Hill failed to file a Form 4 or Form 5 reporting two transactions involving the acquisition of shares of the Company's Common Stock, (3) Mr. Richard J. Fricke failed to file timely an initial report on Form 3 statement of initial ownership of shares of the Company's Common Stock, and has failed to file any Forms 4 or a Form 5 reporting two transactions, one in February, 1997, and one in August, 1997, involving the acquisition from the Company of shares of Common Stock, and (4) Mr. Stephen Thompson and Mr. Robert Thompson, former members of the Company's management, each failed to file a Form 3 statement of initial ownership, and Mr. Stephen Thompson failed to file any Forms 4 or a Form 5 reporting two transactions, one in February, 1997, and one in August, 1997, involving the acquisition from the Company of shares of Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth compensation received by the Company's Chief Executive Officer and the four remaining most highly paid executive officers (except where such compensation does not exceed $100,000 per annum) for the three fiscal years ended December 31, 1997.

                                                         Summary Compensation Table
                                                         --------------------------
                                 Annual Compensation                                     Long Term Compensation Awards
                           -----------------------------------                     -------------------------------------
           (a)              (b)         (c)             (d)            (e)               (f)                (g)
                                                                   Other Annual                          Securities
Name and                                                           Compensation       Restricted        Underlying
Principal Position         Year      Salary ($)      Bonus ($)      ($)2, 3, 4     Stock Awards ($)   Options/SARs(#)
-------------------        ----      ----------      ---------      ----------     ----------------   ------------------
Stephen J. Thompson        1997   $18,000 1,2,3,4,5                    $438,374
    President, Chief
    Executive Officer
    (until 1/98) &
    Director (until
    3/10/98)
                           1996   $34,000 1,2,3,4,5                    $190,425
                           1995   $50,000 1,2,3,4,5                    $220,783

Richard J. Fricke          1997   $18,000 1,2,3,4,5,6                  $438,374
    President and Chief
    Executive Officer
    (since 1/98),
    Director, Secretary
    (until 1/98)
                           1996   $34,000 1,2,3,4,5,6                  $190,425
                           1995   $50,000 1,2,3,4,5,6                  $220,783

--------------------
1. Although the employment contracts for Stephen J. Thompson and Richard J. Fricke each provide for compensation of $300,000 plus incentive bonuses for the year ended December 31, 1996, these amounts were not actually paid through December 31, 1996. In 1995 Mr. Stephen Thompson and Mr. Fricke each received $50,000 in cash compensation, and in 1996 Stephen J. Thompson and Richard F. Fricke each received $34,000 in cash compensation. Each of these executive officers has waived his rights with respect to salary arrearages through 1996.

2. In addition to their base salaries, the Company established a Medical and Dental Reimbursement Plan for each of Stephen J. Thompson and Richard J.
     Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually incurred by such officers. The Company has not received any requests for reimbursements under this plan.

3.   The  Company in 1997,  1996 and 1995 paid  $14,093,  $14,136  and  $10,213, respectively, for the health insurance premiums for Stephen J. Thompson and Richard J. Fricke, in the aggregate. The Company in 1997, 1996 and 1995 paid $3,471, $7,289 and $2,070, respectively, for the life insurance premiums for Stephen J. Thompson and Richard J. Fricke, in the aggregate.

4.   Other Annual Compensation  includes for each of Messrs.  Fricke and Stephen
     Thompson: for 1997, 250,000 shares of common stock valued at $1.125 per share, and 93,040 shares valued at $1.50 per share; for 1996, 85,000 shares valued at $1.99 per share of Common Stock; and for 1995, 84,750 shares valued at $2.46 per share.

5.   Under the terms of their respective employment agreements,  each of Stephen
     J. Thompson and Richard J. Fricke were originally entitled to (i) an annual bonus equal to ten percent (10%) of the Company's net income, and (ii) an annual Common Stock option bonus of stock options exercisable for ten years at an exercise price of $.01 per share for one percent (1%) of the number of shares of Common Stock issued and outstanding as of the end of the fiscal year for which such options are granted. These agreements have been terminated, and neither person is entitled to further compensation under such arrangements.

6. Mr. Fricke receives office space and secretarial services from the Company to support his independent law practice. The value of such services is estimated to be approximately $1,800 annually, based on Mr. Fricke spending less than 5% of his time on his independent law practice.

EMPLOYMENT AGREEMENTS

     Each of the executive officers of the Company has executed an employment contract with substantially similar provisions concerning covenants not to compete and confidentiality.

     Richard J. Fricke's employment agreement was executed on August 13, 1991 (the "Fricke Employment Agreement") and provides, other than the standard provisions described above, that he will be Corporate Counsel for an undetermined term. After the execution of the Fricke Employment Agreement, the Board of Directors appointed Mr. Fricke to the additional position of Secretary and Director. Mr. Fricke was subsequently succeeded as Secretary by Mr. Sean F. McNamara. Pursuant to the terms of the Fricke Employment Agreement, in addition to his salary, Mr. Fricke is entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock. issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Fricke Employment Agreement also provides that the Company shall pay for Mr. Fricke's automobile, health and major medical insurance and life insurance. Mr. Fricke's employment agreement has been terminated, but he continues to be employed by the Company without an employment agreement.

     Stephen J. Thompson's employment agreement was executed on August 13, 1991 (the "Thompson Employment Agreement") and provided, other than the standard provisions described above, that he would be Chief Executive Officer of the Company for an undetermined term. After the execution of the Thompson Employment Agreement, the Board of Directors appointed Mr. Thompson to the additional position of President and Director. Pursuant to the terms of the Thompson Employment Agreement, in addition to his stated salary, Mr. Thompson was entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Thompson Employment Agreement also provided that the Company would pay for Mr. Thompson's automobile, health and major medical insurance and life insurance. This agreement was terminated upon the resignation of Mr. Thompson.

     Robert F. Thompson's employment agreement was executed on January 31, 1996 and provided, other than the standard provisions described above, that he would serve as the Company's Chief Operating Officer and Chief Financial Officer. This agreement was terminated upon the resignation of Mr. Thompson.

     The Company does not have any compensatory plan or arrangement with any employee relating to the termination of employment of the employee, a change-in-control of the Company, or a change in responsibilities following a change-in-control.

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

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of June 30, 1998, the shares of Common Stock beneficially owned by the directors, executive officers and principal shareholders (greater than 5%) of the Company individually and, as to the directors and executive officers, as a group. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 27 Governor Street, Ridgefield, CT 06877.

     The number of shares beneficially owned by each person or entity is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has the sole or shared voting power or investment power and also any shares which the person has the right to acquire as of a date within 60 days after the relevant date through the exercise of any stock option or other right.


Beneficial Owner and Address                  Number of Shares Owned      Percent of Class
----------------------------                  ----------------------      ----------------
Sean F. McNamara                                  675,848 1,2                  4.8
35 Spring House Lane
Basking Ridge, NJ  07920

Richard W. Hill                                   327,120 1,3                  2.4
5 Barrister Lane
Middletown, NJ  07748

Nicky Hunt                                        140,000 1,4                  1.0
Coolbawn, 2 Ailesbury Road
Ballsbridge, Dublin 4
Ireland

Richard J. Fricke                               1,765,195 5                   13.1
Robert Percheski                                   85,000 6                      *
37 Cameron Drive
Marlborough, MA  01752

Robert W. Berger                                  115,000 7                      *
1308 Centennial Avenue, Suite 108
Piscataway, NJ  08854

Stephen J. Thompson                             1,614,071 8                   11.9
11 Girolametti Court
Ridgefield, CT 06877

Robert F. Thompson                                 82,080                       *
13 Flat Rock Drive
Ridgefield, CT 06877

Officers  and  Directors  as a group            4,804,314 1,9                 33.5
  (8  persons)10

---------------
*    Less than 1%

1. Does not include options which the Company has agreed to issue to an investor group in relation to the $1.3 million note held by such group, as such options are not first exercisable until June 30, 1999. The beneficial owners of such options, all of which have an expiration date of June 30, 2003, will include: (i) Mr. McNamara to acquire options on 1,002,000 shares with an exercise price of $.01, 765,000 shares with an exercise price of $.25, and 765,000 shares with an exercise price of $.50, (ii) Mr. Hunt to acquire options on 460,000 shares with an exercise price of $.01, 345,000 shares with an exercise price of $.25, and 345,000 shares with an exercise price of $.50, and (iii) Mr. Hill to acquire options on 130,000 shares with an exercise price of $.01, 97,500 shares with an exercise price of $.25, and 97,500 shares with an exercise price of $.50.

2. Includes 300,000 shares of common stock which the Company has agreed to issue to Mr. McNamara (but has not yet issued) in connection with his services as a director and member of the Management Committee for 1997 and 1998, but does not include (i) options earned through June 30, 1998, to acquire 227,851 shares, at exercise prices ranging from $.05 to $.15 per share, which the Company has agreed to issue (but has not yet issued) to Mr. McNamara for services as a director and member of the Management Committee for 1998, because such options are not first exercisable until the first anniversary of their grant date, or (ii) Mr. McNamara's proportionate share of stock options which the Company has agreed to issue to an investor group in relation to the $1.3 million note held by such group (see footnote 1).

3. Includes 300,000 shares of common stock which the Company has agreed to issue to Mr. Hill (but has not yet issued) in connection with his services as a director and member of the Management Committee for 1997 and 1998, but does not include (i) options earned through June 30, 1998, to acquire
     227,851 shares, at exercise prices ranging from $.05 to $.15 per share, which the Company has agreed to issue (but has not yet issued) to Mr. Hill for services as a director and member of the Management Committee for 1998, because such options are not first exercisable until the first anniversary of their grant date, or (ii) Mr. Hill's proportionate share of stock options which the Company has agreed to issue to an investor group in relation to the $1.3 million note held by such group (see footnote 1).

4. Includes (i) 100,000 shares of common stock which the Company has agreed to issue to Mr. Hunt (but has not yet issued) in connection with his services as a member of the Management Committee for 1998, and (ii) 40,000 shares of common stock which the Company has agreed to issue to Mr. Hunt (but has not yet issued) for specific services performed for the Company in the second quarter of 1998, but does not include (i) options earned through June 30, 1998, to acquire 227,851 shares, at exercise prices ranging from $.05 to $.15 per share, which the Company has agreed to issue (but has not yet issued) to Mr. Hunt for services as a director and member of the Management Committee for 1998, because such options are not first exercisable until the first anniversary of their grant date, or (ii) Mr. Hunt's proportionate share of stock options which the Company has agreed to issue to an investor group in relation to the $1.3 million note held by such group (see footnote
     1).

5. Includes 136,800 shares which are owned by his spouse, Penny Fricke, and 82,080 shares owned by the Fricke Family Trust, but Mr. Fricke disclaims beneficial ownership of such shares, but does not include options earned through June 30, 1998, to acquire 37,975 shares, at exercise prices ranging from $.05 to $.15 per share, which the Company has agreed to issue (but has not yet issued) to Mr. Fricke for services as a director, because such options are not first exercisable until the first anniversary of their grant date.

6. Includes (i) 25,000 shares of common stock which the Company has agreed to issue to Mr. Percheski in connection with his joining the Company, but which have not yet been issued, and (ii) options which the Company has agreed to issue (but has not yet issued) to Mr. Percheski to acquire 60,000 shares of common stock at an exercise price of $.10 per share.

7. Includes 100,000 shares of common stock which the Company has agreed to issue to Mr. Berger in connection with his joining the Company and as compensation for his agreement to receive a below-market salary, but which have not yet been issued.

8. Includes 205,200 shares owned by his spouse and The Thompson Family Trust. Mr. Thompson has in the past disclaimed beneficial ownership of such shares.

9. Includes (i) 205,200 shares which are owned by Stephen Thompson's spouse and The Thompson Family Trust, (ii) 136,800 shares which are owned by Penny Fricke, the spouse of Richard J. Fricke, (iii) 41,040 shares owned by Mr. Fricke's daughter, Laura J. Main, (iv) 41,040 shares owned by Mr. Fricke's son, Richard L. Fricke, and 41,040 shares owned by Mr. Fricke's daughter, Amanda C. Fricke, and (v) 82,080 shares owned by the Fricke Family Trust. Mr. Thompson and Mr. Fricke, respectively, disclaim beneficial ownership with respect to such shares. Includes 21,124 shares which are owned by The Ridge Group, a Connecticut general partnership in which Penny Fricke and Stephen J. Thompson each owns a 50% equity interest. Mr. Fricke disclaims beneficial ownership with respect to such shares.

10. This group includes Messrs. Stephen J. Thompson and Robert F. Thompson who were members of the Company's management as of December 31, 1997, but not as of June 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997 and the first half of 1998, a group of shareholders, including three current directors of the Company (Messrs. Sean McNamara, Richard Hill, and Nicky Hunt), advanced working capital loans and committed to making additional loans to the Company, aggregating approximately $1.3 million. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the investor group agreed to exchange all of such outstanding indebtedness for the Investor Note and stock options. In connection with the Investor Note, the Company issued five-year options to the shareholder/directors to acquire an aggregate of 6.5 million shares of common stock at exercise prices of $.01, $.25 and $.50, with the options exercisable at any time after the first anniversary of the grant date. In addition to any other remedies the shareholder/directors may have, if the Company fails to make the principal payment on the Investor Note due on September 9, 1998, the Company will be obligated to issue to the shareholders/directors options to acquire an additional 75,000 shares of common stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default.

     The Company has agreed to provide Richard J. Fricke, President, Chief Executive Officer and Director of the Company, with office space, facilities, fixtures, equipment supplies and secretarial services and to allow him to operate and maintain a legal practice independent of the Company. The value of such services is estimated to be approximately $1,800 annually, based on Mr. Fricke spending less than 5% of his time on his independent law practice.

     Mr. Fricke also is one of the licensors under the foam Technology license; however, he renounced his interest in the license in 1998. See "Item 1. Description of Business - Licenses."

     The Ridge Group, a Connecticut general partnership in which Mr. Fricke and Stephen J. Thompson - a former Director, President and Chief Executive Officer of the Company, and a beneficial owner of approximately 10% of the Common Stock
- each owns a 50% equity interest, has loaned the Company approximately $384,000 in demand obligations at no interest. In addition, Stephen Thompson has in his individual capacity loaned the Company an additional $108,100 in demand obligations at no interest.

     Mrs. Kathleen Kennedy, a shareholder of the Company, is licensor under the Technology licenses for the Company's foam, coatings and sealants, and recycling solvents Technologies.

     The Company believes that the terms of the transactions discussed herein are at least as favorable to the Company as those which the Company could have negotiated with unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed herewith or incorporated by reference herein.

Exhibit
  No.         Description
  ---         -----------

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

10.5* License Agreement for coatings and sealants Technologies between Richard B.Kennedy and the Company as licensee dated December 9, 1992

10.6* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

10.7* License Agreement for fire retardant applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated December 9, 1992

10.8* Amendment to Technology License Agreements of foam Technologies between Richard B.Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated August 23, 1993

10.9* Employment Agreement between the Company and Mr. Stephen J. Thompson dated August 13, 1991, as amended

10.10* Employment Agreement between the Company and Mr. Richard J. Fricke dated August 13, 1991, as amended

10.11* Employment Agreement between the Company and Mr. Robert F. Thompson dated January 31, 1996

10.12* Consulting Agreement between SSC Marketing, Inc and the Company dated as of November 1, 1996

10.13* Customer Service Agreement between SSC Marketing, Inc and the Company dated as of November 1, 1996

10.14 License Agreement between Clement H. Royer and the Company dated as of February 19, 1997, relating to NaturalCool technology

10.15 Chase-Royer Commercial Transaction among Rudolph L. Chase, Natural Cool, Ltd., Natural Cool, Inc., and Clement H. Royer, dated as of March 1, 1997, relating to conveyance of rights to NaturalCool technology

10.16   Financial  Accord among Rudolph L. Chase,  Raymond C. Chase, and Clement
        H. Royer, dated as of March 1, 1997, relating to royalties on NaturalCool Technology

10.17 Agreement between Natural Cool, Inc., and the Company dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

10.18 License Agreement between Rudolph Chase and Raymond Chase, and the Company dated as of May 6, 1998, relating to licensing of NaturalCool patent rights

10.19 Promissory Note of Natural Cool, Inc., guaranteed by the Company, dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

10.20 Bill of Sale of Rudolph Chase and Raymond Chase, dated as of May 6, 1998, relating to sale of stock of Natural Cool, Inc. to the Company

10.21 Bill of Sale of Natural Cool, Inc, dated as of May 6, 1998, relating to sale of assets of Natural Cool, Inc. to the Company

27      Financial Data Schedule


-----------
* Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed December 31, 1996.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS


Report of Independent Auditors -
  Green, Holman, Frenia and Company, LLP                        F-1

Report of Independent Auditors -
  Ernst & Young LLP                                             F-2

Balance Sheets,
December 31, 1997 and 1996                                      F-3

Statements of Operations,
For the Years Ended December 31, 1997 and 1996                  F-4

Statements of Changes in Stockholders' Deficit,                 F-5
  For the Years Ended December 31, 1997 and 1996

Statements of Cash Flows,                                       F-6
  For the Years Ended December 31, 1997 and 1996

Notes to Financial Statements                            F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheet of Safe Alternatives Corporation of America, Inc. as of December 31, 1997 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 1997 and the results of its operations, stockholders' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                             /S/ GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P.

                             Certified Public Accountants

Woodbridge, New Jersey
July 1, 1998

                         Report of Independent Auditors


To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheet of Safe Alternatives Corporation of America, Inc., as of December 31, 1996, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              /S/ ERNST & YOUNG LLP

Stamford, Connecticut
February 24, 1997

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                                1997                1996
                                                                            ------------        ------------
                                         ASSETS
Current Assets
  Cash                                                                      $     12,282        $      3,994
  Accounts receivable                                                             31,187              12,162
  Advances to employees                                                           19,922
  Inventories                                                                    159,473              13,187
                                                                            ------------        ------------
    Total current assets                                                         202,942              49,265
                                                                            ------------        ------------

Property, Plant and Equipment
  Equipment                                                                      136,084             134,548
  Leasehold improvements                                                          64,722              64,722
  Furniture and fixtures                                                         107,142             107,032
                                                                            ------------        ------------
                                                                                 307,948             306,302
  Less accumulated depreciation                                                 (190,621)           (174,085)
                                                                            ------------        ------------
    Property, plant and equipment, net                                           117,327             132,217
                                                                            ------------        ------------

Other Assets
  Organization costs, less accumulated amortization of
    $60,822 and $52,713 in 1997 and 1996, respectively                             8,109
  Deposits and other noncurrent assets                                            72,713              12,564
                                                                            ------------        ------------
    Total other assets                                                            72,713              20,673
                                                                            ------------        ------------
                                                                            $    392,982        $    202,155
                                                                            ============        ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and other accrued expenses                               $    104,769        $    260,972
  Current maturities of stockholders' loans                                      625,100             467,065
                                                                            ------------        ------------
    Total current liabilities                                                    729,869             728,037
                                                                            ------------        ------------
Stockholders' Loans, Net of Current Maturities                                   526,665
                                                                            ------------        ------------
Loss Contingency                                                                  26,000
                                                                            ------------        ------------

Stockholders' Deficit
  Common stock, $.0001 par value, 200,000,000 shares
   authorized, 12,471,120 in 1997 and 9,304,000 issued
   (including shares in treasury)                                                  1,247                 931
  Additional paid-in capital                                                  15,227,876          11,155,273
  Accumulated deficit                                                        (16,120,834)        (11,684,245)
  Subscription issuable                                                            2,160               2,160
                                                                            ------------        ------------
                                                                                (889,551)           (525,881)

  Treasury stock                                                                      (1)                 (1)
                                                                            ------------        ------------
  Total stockholders' deficit                                                   (889,552)           (525,882)

                                                                            $    392,982        $    202,155
                                                                            ============        ============



      See independent auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                             1997                    1996
                                                                         ------------            ------------
Sales                                                                    $    134,464            $     63,854
                                                                         ------------            ------------
Costs and Expenses
  Cost of goods sold                                                           72,890                  39,501
  Selling, general and administrative                                       3,506,715               3,571,515
  Research and development                                                    265,736                 274,932
  Depreciation and amortization                                                57,806                  66,680
                                                                         ------------            ------------
    Total costs and expenses                                                3,903,147               3,952,628
                                                                         ------------            ------------
Loss from Operations                                                       (3,768,683)             (3,888,774)
                                                                         ------------            ------------

Other Income and Expenses
  Interest expense - stockholders                                             (20,906)                (28,991)
  Estimated litigation settlement                                             (26,000)
                                                                         ------------            ------------

    Total other income and expenses                                           (46,906)                (28,991)
                                                                         ------------            ------------
Loss Before Extraordinary Item                                             (3,815,589)             (3,917,765)

Extraordinary Item                                                           (621,000)
                                                                         ------------            ------------

Net Loss                                                                 $ (4,436,589)           $ (3,917,765)
                                                                         ============            ============

Earnings (Loss) per Common Share:
  Loss Before Extraordinary Item                                         $      (0.33)           $      (0.47)
  Extraordinary Item                                                            (0.05)                   0.00
                                                                         ------------            ------------
  Net Loss per Common Share                                              $      (0.38)           $      (0.47)
                                                                         ============            ============
Average Number of Common Shares Outstanding                                11,415,628               8,342,511
                                                                         ============            ============




      See independent auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                       Additional
                                                Common Stock             Paid-in       Accumulated   Subscription
                                           Shares         Amount         Capital         Deficit       Issuable
                                           ------         ------         -------         -------       --------
Balance at December 31, 1995             8,500,000    $        850    $  7,413,260   $ (7,766,480)   $      2,160
Proceeds from sale of common stock,
    net of expenses of $128,728            406,100              41       1,706,503
Issuance of common stock as
    compensation                           397,900              40       2,035,510
Net loss                                                                               (3,917,765)
                                         ---------             ---      ----------    -----------           -----

Balance at December 31, 1996             9,304,000             931      11,155,273    (11,684,245)          2,160
Proceeds from sale of common stock         878,840              88       1,042,062
Issuance of common stock as                     --
    compensation                         2,288,280             228       3,030,542
Net loss                                                                               (4,436,589)
                                         ---------             ---      ----------    -----------           -----
Balance at December 31, 1997            12,471,120    $      1,247    $ 15,227,877   $(16,120,834)   $      2,160
                                        ==========    ============    ============   ============    ============


                                             Treasury Stock
                                         Shares         Amount             Total
                                         ------         ------             -----
Balance at December 31, 1995           (1,065,066)   $       (107)   $   (350,317)
Proceeds from sale of common stock,
    net of expenses of $128,728           482,000              48       1,706,592
Issuance of common stock as
    compensation                          571,384              58       2,035,608
Net loss                                                               (3,917,765)

Balance at December 31, 1996              (11,682)             (1)       (525,882)
Proceeds from sale of common stock                                      1,042,150
Issuance of common stock as
    compensation                                                        3,030,770
                                       ----------    ------------    ------------
Net loss                                                               (4,436,589)

Balance at December 31, 1997              (11,682)   $         (1)   $   (889,551)
                                       ==========    ============    ============


      See independent auditors' report and notes to financial statements.

                     SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                             1997                 1996
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(4,436,589)          $(3,917,765)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation and amortization                                               57,811                66,680
  Estimated litigation settlement                                             26,000
  Non-cash compensation and commission                                     3,030,769             2,035,608
  Changes in assets and liabilities
   Accounts receivable                                                       (19,025)                 (953)
   Advances to employees                                                      19,922               (11,944)
   Inventories                                                              (146,286)               (9,219)
   Prepaid expenses and other current assets                                   2,744
   Deposits and other noncurrent assets                                      (60,149)               11,494
   Accounts payable                                                         (156,203)              161,249
                                                                         -----------           -----------
  Net cash used in operating activities                                   (1,683,750)           (1,662,106)
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to fixed assets                                                  (34,812)              (45,588)
                                                                         -----------           -----------
  Net cash used by investing activities                                      (34,812)              (45,588)
                                                                         -----------           -----------

ASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stockholders' loans                                          832,700               332,115
  Repayments of stockholders' loans                                         (148,000)             (339,350)
  Net proceeds from issuance of common
   stock and subscriptions                                                 1,042,150             1,706,592
                                                                         -----------           -----------
  Net cash provided by financing activities                                1,726,850             1,699,357
                                                                         -----------           -----------
Net Increase (Decrease) in Cash                                                8,288                (8,337)

Cash at Beginning of Year                                                      3,994                12,331
                                                                         -----------           -----------
Cash at Ending of Year                                                   $    12,282           $     3,994
                                                                         ===========           ===========




      See independent auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1.   REORGANIZATION AND BASIS OF PRESENTATION

On September 15, 1995,  the  stockholders  of Safe  Alternatives  Corporation of
America, Inc., a Delaware corporation, ("SAC Delaware") approved an Asset Purchase Agreement and Plan of Reorganization (the "Reorganization") whereby the assets of SAC Delaware were sold to Safe Alternatives of America, Inc., a Florida corporation then operating under the name Portsmouth Corporation (the "Company"), in exchange for 8,000,000 shares of the Common Stock of the Company and the assumption of SAC Delaware's liabilities. Subsequent to the Reorganization, SAC Delaware was liquidated. Pursuant to such liquidation, SAC Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC Delaware that was owned. As a result of the Reorganization, the stockholders of SAC Delaware controlled 94% of the issued and outstanding Common Stock of the Company and, therefore, the Reorganization has been accounted for as the acquisition of the Company by SAC Delaware. The financial statements presented, therefore, include the historical financial statements of SAC Delaware prior to the Reorganization. Prior to the Reorganization, the Company had been an inactive public entity with no assets, liabilities, or net worth. The costs of this transaction have been charged to expense.

In addition, as part of the Reorganization, the Company agreed to pay a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets of the Company acquired in the Reorganization, payable to the stockholders of SAC Delaware of record as of September 15, 1995 (representing 8,000,000 of the 8,500,000 common shares outstanding as of December 31, 1995). The Royalty is payable on a quarterly basis during the sixty months beginning September 28, 1995, and the cumulative total of all royalty payments is limited to $8,500,000. No Royalty payments have been made as of December 31, 1997 and 1996.

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

Operations

The Company has secured exclusive manufacturing, marketing, and distribution rights to certain patented, patent pending and application-in-process technologies. Such technologies are associated with paint stripping chemicals, water-based foams, and an ambient air exchanger.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management, under certain circumstances, to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company considers trade receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Inventories

Inventories, primarily finished goods, are stated at the lower of cost (first-in, first-out method) or market value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation expense was $49,696 and $47,543 for the years ended December 31, 1997 and 1996, respectively.

Organization Costs

Organization costs are amortized over 60 months using the straight-line method. Amortization expense was $8,110 and $12,165 for the years ended December 31, 1997 and 1996, respectively.

Earnings Per Share

The following data show the amounts used in computing earnings per share.

                                                    1997          1996
                                                -------------  --------------
    Loss from continuing operations
      before extraordinary items                $(3,815,589)   $(3,917,765)
    Loss used in basic EPS                       (3,815,589)    (3,917,765)
                                                -------------  --------------
    Weighted average number of common
      shares used in basic EPS                   11,415,628      8,342,511
                                                =============  ==============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

3.   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses and has a working capital deficiency. At December 31, 1997, current liabilities exceed current assets by $526,927, and total liabilities exceed total assets by $889,552. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to obtain sufficient financing, and the success of its future operations. Management plans to finance its operations with a combination of sales of common stock and, in the longer term, borrowings and revenues from product sales. Management believes these actions provide the opportunity for the Company to continue as a going concern.

4.   LEASES

The Company rents its office space under a noncancelable operating lease agreement which expires on September 30, 1998. In addition, the Company is also leasing a laboratory and testing facility under a noncancelable operating lease expiring on February 28, 1998.

Future minimum rental payments under the Company's operating leases are $44,181 in 1998. Rent expense was $138,868 and $113,885 for the years ended December 31, 1997 and 1996, respectively.

5.   STOCKHOLDERS' DEFICIT

Treasury Stock

Treasury stock represents 1,682 shares (recorded at cost) being held in trust (by Richard J. Fricke, an officer of the Company) to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.

Shares Issued as Compensation and Commission

During 1997 and 1996, respectively, 1,098,200 and 799,284 fully vested shares of the Company's Common Stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, were $1,508,150 and $1,697,608 for 1997 and 1996, respectively, and has been recorded as compensation expense.

In addition, during 1997 and 1996, respectively, 686,080 and 170,000 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $841,620 and $338,000 for 1997 and 1996, respectively, and have been recorded as compensation expense.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

6.   INCOME TAXES

The Company has available unused operating loss carryforwards at December 31, 1997 of approximately $7,920,000 for federal purposes and $7,891,000 for state purposes that may be applied against future taxable income for federal and state liability, respectively. Cumulative net operating loss carryforwards as of December 31, 1996 as reported on the Company's federal and state income tax returns approximated $6,573,000. As a result of changes in ownership of the Company, the future tax benefits from its net operating losses will be limited.

The tax benefit of the cumulative carryforwards as of December 31, 1997 is approximately $2,690,000 for federal and approximately $828,000 for state, offset in full by a valuation allowance.

The tax benefit of the cumulative carryforwards as of December 31, 1996 is approximately $2,234,000 for federal and approximately $690,000 for state, offset in full by a valuation allowance.

7.   LICENSE AGREEMENTS

The Company maintains four significant exclusive licensing agreements. Each such license has substantially the same terms and conditions. Each licensing agreement is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent of the gross sales derived from the exploitation of the respective technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company has also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate. In addition, a weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime is required in lieu of progressive sales minimums due beginning in 1993. The four percent royalty payments described above, however, would nonetheless survive.

During 1997, the Company modified the payment terms of the licensing agreements, thus causing the agreements to become non-exclusive.

8.   RELATED PARTY TRANSACTIONS

Stockholders' Loans

Stockholders' loans at December 31, 1997 and 1996, consisted of the following:

                                                                          1997            1996
                                                                         ----            ----
Unsecured demand note to a Partnership of two stockholders,
  bearing no interest.                                                $  352,965     $  316,265
Unsecured demand note to a stockholder, bearing no interest.
                                                                      $    8,800     $   15,800
Unsecured demand note to a stockholder, bearing no interest.

                                                                      $       -      $  135,000

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

8.   RELATED PARTY TRANSACTIONS (CONTINUED)

Unsecured notes to five stockholders, bearing
interest at 8%.  One-third of the outstanding
balance  in  due  September  1998,  including
interest.   The  remaining   balance  is  due
January 1999, including interest.                  $  790,000      $        -
                                                   ----------      ----------
Total                                              $1,151,765      $  467,065
Less current maturities                            $  625,100      $  467,065
                                                   ----------      ----------
Long-term debt, net of current maturities          $  526,665      $        -
                                                   ==========      ==========

Aggregate maturities required on stockholders' loans at December 31, 1997 are as follows:

                     Year                  Amount
                     ----                 ------

                     1998               $  625,100
                     1999                  526,665
                                        ----------

                     Total              $1,151,765

Officers' Compensation

The officers of the Company have employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses. Amounts actually paid to the officers in 1997 and 1996 amounted to $36,000 and $148,000 in each of the years, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years. In accordance with their employment agreements, the two executive officers are entitled to options to purchase (at par value) 1% of the outstanding Common Stock of the Company at December 31 of the prior year. Based on these agreements, the Company issued to each of these officers 85,000 shares of Common Stock from Treasury in 1996 and recorded additional compensation expense to officers of $338,000.

Licensing Agreement

An officer of the Company has an interest in one of the licenses discussed above. For the years ended December 31, 1997 and 1996, there have been no payments to such officer under the aforementioned agreements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

9.   MARKETING AGREEMENT

The Company has entered into two agreements with SAC - a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996 and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC will provide the Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. The Company will pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event SAC's annual revenues exceed $2,600,000, the Company shall pay each sales manager a 2% commission on gross revenues generated in their respective territories. In the event the Company's annual revenues exceed $2,800,000, the Company shall pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions. Under the terms of the Service Agreement, SSC will provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The Company will pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of SAC's business exceeds SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree will result in termination of the Service Agreement.

In December 1997, the Company terminated this agreement for cause. Subsequently, SSC Marketing filed a lawsuit for alleged breach of contract. The Company believes the suit is completely without merit and intends to vigorously defend its position.

10.  EXTRAORDINARY ITEM

During the year ended December 31, 1997, the former President and Chief Executive Officer of Safe Alternatives Corporation of America, Inc. issued
464,000 shares in the Company to several individuals and unrelated companies. Management has not been able to ascertain if there was any known or documented reason. The fair market value of these issued shares totaled $621,000. Management has not determined if any legal action will be taken at the corporate level.

11.  CONTINGENCIES

The Company is a defendant in a lawsuit filed by the creditors of a former salesman. In 1995, the salesman waived salaries totaling approximately $100,000. The suit asks for a reinstatement of the waived salaries. Outside counsel for the Company has advised that a favorable outcome is unlikely. Since the plaintiffs can only be awarded the amount of debt owed, accordingly, a provision for loss of $26,000 has been charged to operations in the accompanying financial statements for 1997.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

12.  SUBSEQUENT EVENTS

Convertible Notes

In March and April 1998, the Company issued $711,500 of 6% convertible notes due, if not earlier converted, on March 3, 1999. The conversion price per share is the lesser of 70% of the average closing bid price per share of common stock for the five trading days prior to the conversion date or $0.25.

Natural Cool, Inc.

On May 5, 1998, the Company purchased the assets of Natural Cool, Inc. in exchange for the Company's assumption of approximately $152,700 of the seller's debts. The purchased assets consist of inventory, fixed assets, and all other tangible and intangible property.

Norfield Corporation

On July 15, 1998, the Company entered into an agreement to purchase the assets of Norfield Corporation. The total purchase price of the assets ranges between $400,000 and $450,000, depending upon the future financial performance of this new division. The purchase price will consist of $250,000 in cash and the remainder in promissory notes. The assets include inventory, fixed assets, leasing and licensing agreements, and all other tangible and intangible property.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

Date: August 27, 1998             By:    /s/ Richard J. Fricke
                                         --------------------------
                                         Richard J. Fricke
                                         President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                               Date
---------                               -----                               ----

/s/ Richard J. Fricke
-------------------------         President, Chief Executive           August 27, 1998
Richard J. Fricke                 Officer & Director (Principal
                                  Executive Officer)


/s/ Robert Percheski
------------------------          Chief Financial Officer              August 27, 1998
Robert Percheski                  (Principal Financial and
                                  Accounting Officer)


/s/ Richard W. Hill
-------------------------         Director                             August 27, 1998
Richard W. Hill


/s/ Nicky Hunt
------------------------          Director                             August 27, 1998
Nicky Hunt


/s/ Sean F. McNamara
------------------------          Director & Secretary                 August 27, 1998
Sean F. McNamara

                                 EXHIBIT INDEX

Exhibit
 No.         Description
 ---         -----------

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

10.5* License Agreement for coatings and sealants Technologies between Richard B.Kennedy and the Company as licensee dated December 9, 1992

10.6* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

10.7* License Agreement for fire retardant applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated December 9, 1992

10.8* Amendment to Technology License Agreements of foam Technologies between Richard B.Kennedy, Patrick J. Crehan and Richard J.Fricke as licensors and the Company as licensee dated August 23, 1993

10.9* Employment Agreement between the Company and Mr. Stephen J. Thompson dated August 13, 1991, as amended

10.10* Employment Agreement between the Company and Mr. Richard J. Fricke dated August 13, 1991, as amended

10.11* Employment Agreement between the Company and Mr. Robert F. Thompson dated January 31, 1996

10.12* Consulting Agreement between SSC Marketing, Inc and the Company dated as of November 1, 1996

10.13* Customer Service Agreement between SSC Marketing, Inc and the Company dated as of November 1, 1996

10.14 License Agreement between Clement H. Royer and the Company dated as of February 19, 1997, relating to NaturalCool technology

10.15 Chase-Royer Commercial Transaction among Rudolph L. Chase, Natural Cool, Ltd., Natural Cool, Inc., and Clement H. Royer, dated as of March 1, 1997, relating to conveyance of rights to NaturalCool technology

10.16   Financial  Accord among Rudolph L. Chase,  Raymond C. Chase, and Clement
        H. Royer, dated as of March 1, 1997, relating to royalties on NaturalCool Technology

10.17 Agreement between Natural Cool, Inc., and the Company dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

10.18 License Agreement between Rudolph Chase and Raymond Chase, and the Company dated as of May 6, 1998, relating to licensing of NaturalCool patent rights

10.19 Promissory Note of Natural Cool, Inc., guaranteed by the Company, dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

10.20 Bill of Sale of Rudolph Chase and Raymond Chase, dated as of May 6, 1998, relating to sale of stock of Natural Cool, Inc. to the Company

10.21 Bill of Sale of Natural Cool, Inc, dated as of May 6, 1998, relating to sale of assets of Natural Cool, Inc. to the Company

27      Financial Data Schedule


-----------
*  Incorporated by reference from the Registrant's  Registration  Statement   on
    Form 10-SB filed December 31, 1996.

(b)  Reports on Form 8-K.