Form 10KSB
period 1998-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2001-11-27
CIK 1025856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ______ to _______.

Commission File Number 000-21627

                 Safe Alternatives Corporation of America, Inc.
          -------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                            06-1413994
-------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

                 440 Main Street, Ridgefield, Connecticut 06877
        ----------------------------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

                27 Governor Street, Ridgefield, Connecticut 06877
        ----------------------------------------------------------------
                 (Former Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (203) 438-4918

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: $.0001 Par Value Common Stock

                                      Name of each exchange on which registered:
                                                         NASD OTC Bulletin Board

Page 1 of 46 Pages. Exhibits are indexed on page 41.
                       (Cover page continued on next page)

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

State issuer's revenues for its most recent fiscal year:  $270,230.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act): As of December 31, 1998, the aggregate market value of the 13,695,960 shares of Common Stock held by non-affiliates of the Registrant was $1,247.

As of December 31, 1998, there were 13,695,960 shares of Common Stock issued and outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):  Yes   No X

               CAUTION: FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Form 10-KSB contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements and related information are based upon the beliefs of the Company or management at the time covered by this report. When used in this document, the words "anticipate", "believe", "estimate," "expect", "should", "could", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements and information involve known and unknown risks, uncertainties, assumptions, and other factors that reflect the view of the Company's management regarding future events. The actual results, performance or achievements of the Company may be materially different from the views expressed or implied by the forward-looking statements or information should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. In each instance, forward-looking information should be considered in light of this, and should not be regarded as a representation by the Company or any other person that the objectives, plans, statements or information will be achieved.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS:

Business Development:
--------------------

     Safe Alternatives Corporation of America, Inc. (the "Company") was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the "Securities Act"). To the Company's best knowledge, there was no market for trading of the Common Stock until the Company's Common Stock was included for trading on the NASD's Electronic Bulletin Board in March 1997. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

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

     In connection with the Reorganization, SAC-Delaware was liquidated, and SAC-Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC-Delaware that was owned. Consequently, all of the share and per-share figures included herein reflect the Reorganization. The Agreement provided for the Company's purchase of all of SAC-Delaware's assets in consideration for, among other things, (i) the assumption of all of
SAC-Delaware's liabilities, (ii) the issuance and delivery to SAC-Delaware of 8,000,000 shares of the Common Stock, representing approximately 94% of the then issued and outstanding shares of Common Stock as of the date of the Closing; and
(iii) a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets acquired by the Company pursuant to the terms of the Agreement, payable on a pro rata basis to the stockholders of SAC-Delaware. The Royalty is payable on a quarterly basis during the sixty months immediately following the closing of the Reorganization, and the cumulative total of all Royalty payments is limited to a maximum of $8,500,000. The Royalty does not apply to any revenues generated by the sale of the Company's paint stripping product, AmeriStrip(TM), or its NaturalCool(TM) product, which technologies were acquired after the Reorganization. The Company does not anticipate paying any royalties as described above, because the Company's current and anticipated sales efforts are focused on products not subject to the Royalty.

     Since the Reorganization, the Company has changed its focus from being a "public shell," without assets or a business, to a company concentrating its resources on the research, development and commercial exploitation of certain technologies (the "Technologies") which it either owns, exclusively licenses or licenses non-exclusively, or in which it has marketing rights. See "Technologies."

     In January 1997, the Board authorized an agreement with M & A Acquisitions whereby M & A Acquisitions would receive a finder's fee of 3% of gross sales for the Company acquiring the worldwide manufacturing and marketing rights from Natural Cool, Inc. The Company acquired Natural Cool, Inc. in its entirety during the first half of 1998.

     On July 15, 1998, the Company entered in to an agreement for the purchase of the assets of Norfield Corporation, a Connecticut corporation with offices in Danbury, Connecticut ("Purchase Agreement"). Norfield Corporation had filed for Chapter 11 Bankruptcy Protection in June 1996, and the Purchase Agreement was subject to the approval of the Bankruptcy Court, which was received on September 14, 1998. On September 18, 1998, in order to obtain financing to acquire Norfield's assets, the Company assigned the Norfield Purchase Agreement to the Norfield Investor Group (which consisted of Nicky Hunt and Sean McNamara) and agreed to issue options to purchase 1,000,000 shares of the Company's common stock at a price of ten cents ($.10) per share exercisable for a period of five
(5) years from September 18, 1998. The Norfield Investor Group agreed to pay all amounts due under the Norfield Purchase Agreement at Closing, including the sum of $235,000 and the Company received a license and lease ("Norfield Lease") of all the assets so acquired by the Norfield Investor Group. Pursuant to the terms of the Norfield Lease, the Company was to have made a payment of approximately $250,000 in December 1998. Because the Company was unable to make that payment, the Norfield Corporation declared a default on the Norfield Lease and exercised its security interest in the Lease held by the Company and all of the assets that were subject to the Lease were returned to Norfield Corporation as of December 31, 1998. The Company did not receive any revenue or pay any sums of money as a result of this transaction.

Principal Products and Their Markets:
------------------------------------

     The Company's products are primarily in the following areas:

         1. AmeriStrip(TM) - Paint Stripping Chemicals (world-wide license). AmeriStrip is currently being marketed and sold in limited sample quantities. The Company's paint stripping product is used to remove lead-based paints, latex, alkyd, varnish, polyurethane, and epoxy resin coatings from structural metal, cement, fiberglass, wood, mica and plaster. The Company's paint stripping product is applied using an airless spray gun, paint brush or spatula. For most applications, the Company believes, based on its research and in-house testing, that the stripper will remove substantially all of the paint, exposing the bare surface within a 24-hour period. The Company's line of paint strippers is biodegradable, water washable, non-caustic, and ethylene chloride-free. See "Technologies".

         2. Water-Based Foams for Insulation Material (continental United States license). The foam product was in the final stages of development and the Company was evaluating the appropriate mechanism for application of the product onto its intended surface. During 1998, the Company engaged in some limited testing of this product with Underwriter's Laboratories, but was unable to continue to commercialize this product during 1998 because the Company lacked the financial resources.

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

Marketing, Sales and Methods of Distribution:
--------------------------------------------

     Marketing Agreement. In 1996 and 1997, the Company believed that its marketing resources would most effectively be deployed by contracting an outside vendor to market its products. Consequently, as of November 1, 1996, the Company replaced all of its in-house sales force, consisting of five salesmen and three representatives, with an outside vendor, SSC. SSC represented to the Company that it had experience selling similar products on a national basis. SSC was to develop sales in governmental markets and in the private sector.

     The Company entered into two agreements with SSC Marketing, Inc. ("SSC"): a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996, and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC was to provide the Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. Under the Consulting Agreement, the Company was to pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event the Company's annual revenues exceeded $2,600,000, the Company would have been obligated to pay each sales manager a 2% commission on gross revenues generated in their respective territories, and, in the event the Company's annual revenues exceeded $2,800,000, the Company would have been obligated to pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions.

     Under the terms of the Service Agreement, SSC was to provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The agreement provided for the Company to pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of the Company's business exceeded SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree would result in termination of the Service Agreement.

     At the time it entered into such agreements, based upon the Company's experience with its in-house sales team, and based further upon the contacts, reputation and experience of SSC, management believed that contracting for its marketing and sales needs would provide the Company with a greater opportunity to market its products to more customers in less time. Through December 31, 1997, however, SSC's efforts produced aggregate sales of less than $100 worth of products. The Company terminated the SSC agreements as of March 15, 1998, and brought its sales and marketing efforts in-house. On May 29, 1998, SSC filed an action against the Company. The Company responded to this suit and brought counterclaims against SSC. The action was settled. It was dismissed in September 1999, and subsequently the Company delivered 500,000 shares of its restricted common stock to SSC's designee pursuant to the terms of the settlement. See "Item 3 -Legal Proceedings."

     The Company no longer out-sources its sales and marketing functions. In April 1998, the Company hired Mr. Robert Berger to lead its sales and marketing efforts and an additional salesperson to assist in such functions. The Company focused its sales and marketing efforts on a product-by-product basis, but because the Company lacked the funds, there were no significant sales or marketing during 1998. Mr. Berger and the additional salesperson resigned in December 1998.

     Paint Stripping Chemicals - AmeriStrip. AmeriStrip was the Company's first product to be offered in the marketplace. The product has been sold to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to contractors working for the school construction authority in New York City to remove lead paint from the City's public schools, as well as to other customers. The Company's sales efforts to place its paint stripping product with contractors using the product to de-lead New York City public schools accounted for more than fifty percent (50%) of the Company's 1997 revenues and seventy-three percent (73%) of its 1998 revenues.

     Although the Company placed advertisements in several magazines, including magazines intended for commercial contractors and the do-it-yourself market, and offered its products for sale over the Internet (www.ameristrip.com), the Company believes that its sales efforts were severely curtailed by insufficient working capital.

     NaturalCool. The Company's in-house sales staff targeted a number of industries for the NaturalCool products, initially focusing primarily on the convenience store market. Other potential purchasers include liquor stores, grocery chains, florists and the walk-in cooler industry. The Company established relationships with refrigeration distributors and suppliers (but did not enter into any formal distribution agreements) and with restaurant equipment suppliers. In some cases, the suppliers purchase units from the Company and install them in a new or renovated restaurant facility. In these cases, the Company does not incur the installation expenses associated with sales directly to the end-user.

     The Company also marketed these products directly to the end-user customers through advertising and trade association membership marketing. The Company began using utility company rebate programs as a means of generating sales. Under these programs, certain utility companies offer rebates to their customers for installing energy-saving equipment. Even where the utilities do not offer rebates, some utility companies will recommend energy-saving equipment to their customers. The Company is also offering the NaturalCool products for sale over the Internet at www.naturalcool.com.

     Foams. The Company was unable to fund any sales or marketing efforts for its foam products in 1998 due to its financial position.

     Other Technologies. During 1998, the Company stopped the research and development of other technologies due to its financial condition. For the same reason, management stopped seeking the acquisition of other technologies for commercial exploitation.

Competitive Position:
--------------------

     There are many other companies that offer similar or competitive products to the products offered by the Company. The industries in which the Company markets and sells its products are characterized by substantial and intense competition. Almost all of the companies offering similar or competitive products, both domestic and foreign, are substantially larger and have substantially greater resources, distribution capabilities and experience than the Company. It is also likely that there will be other competitors in the future. The following is a list of certain of the companies with which the Company competes: (1) Paint Stripping Chemicals - Peel-A-Way Corp., Minnesota Mining and Manufacturing, and Back to Nature; (2) NaturalCool - Cool Breeze as well as several localized companies.

     The Company's objective is to develop environmentally-friendly products which would compete with the existing paint stripping, foams and ambient air exchange technologies available that are produced by competitors of the Company. The Company cannot provide any assurances that the Company will develop competitive products, that a market for such products (assuming that they are developed) will develop, that the Company will be able to develop marketing or distribution channels, or that competitors having greater financial and other resources will not, or have not, devoted those resources to the research and development of new or existing products which will compete with the Company's products. There can be no assurance that the Company will be able to effectively compete against any competitor.

     During 1998, the Company did not possess the financial resources to operate its business, continue research and development or market its products. In 1997, the Company was seeking additional capital from a variety of potential sources. Since that time, the Company has relied for working capital upon the proceeds of loans from shareholders and upon the proceeds of a private placement of convertible notes consummated in April 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities."

     The Company continued to provide information regarding its Technologies to venture capital firms and other funding sources during 1998, but no additional capital funding was received. Even if the Company is able to obtain additional capital there can be no assurances that the structure or terms of such proposed financing will be on acceptable terms. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

Sources and Availability of Raw Materials and Principal Suppliers:
-----------------------------------------------------------------

     NaturalCool. All of the raw materials for manufacturing these products are off-the-shelf and readily available to the Company from numerous suppliers. The Company does not anticipate any difficulty obtaining raw materials in quantities and at prices acceptable to the Company. The units are assembled at the Company's Newport, VT facility.

     Paint Stripping. The Company uses its own formulation for its paint stripper. The Company purchases the raw materials used in the formulation from a number of suppliers. The Company believes that there will be no shortage of raw materials. The Company uses contract blenders to blend the formulation. The Company believes that there exist sufficient contract blenders capable of handling the Company's requirements.

     Foam. By the end of 1998, the Company had determined not to market or to sell the foam products.

Dependence on Major Customers:
-----------------------------

     As of the end of 1998, the Company had no major customers.

Intellectual Properties:
------------------------

     Technologies/Licenses.

            NaturalCool: In February 1997, the Company sublicensed from Mr. Clement Royer, on a worldwide basis, the right to market the NaturalCool system products, Mr. Royer having previously received a license to market such products from Natural Cool, Inc., a Vermont corporation. Natural Cool, Inc. holds a master license from the inventors to market and manufacture the NaturalCool products on a worldwide basis. In May 1998, following the Company's termination of Mr. Royer, the Company obtained a license to market and manufacture products covered by the NaturalCool patent directly from the inventors and holders of the patent. Subsequent to Mr. Royer's termination and prior to May 1998, the license required the Company to pay a royalty of $200 per unit, as each unit was manufactured, and the Company was obligated to manufacture at least 500 units per year. A payment of $20,000 was made to the licensor to initiate the license. In May 1998, the Company purchased the NaturalCool name, inventory and related assets, and entered into a new license, which expires in May 2008, for the technology directly with the inventors. Under the new license the Company is obligated to pay a royalty of $100 for each NaturalCool unit sold, subject to a minimum annual payment of $30,000, to be applied against royalties. The minimum royalty of $30,000 for the period May, 1998 through April 30, 1999 has been prepaid by the Company.

            Foams. The Company entered into a license agreement, dated December 9, 1992, with Richard B. Kennedy (Mr. Kennedy has since deceased and his wife has succeeded in interest), Richard J. Fricke and Patrick J. Crehan (collectively, "Licensor"), whereby the Licensor granted the Company: (i) an exclusive right to exploit within the continental United States certain inventions, technology, know-how and patent rights relating to fire retardant urethane foam with reduced smoke toxicity, and improvements thereto, excluding those applications which are utilized in the packaging foam industry and (ii) the joint patent rights to manufacture, use, sell and sublicense the Technology. Mr. Fricke has renounced any and all of his interest in the license. The licensed foam Technologies are protected by a patent, which patent is valid through December 4, 1999. Although the Company was in the final stages of its research and development in 1998 with respect to the foam products, it determined not to complete the research and development or to pursue the sales and marketing of the foam products because of the Company's financial condition.

     Mrs. Kathleen Kennedy is the successor-in-interest to the estate of Mr. Richard B. Kennedy. Each of the Kennedy licenses has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent (4%) of the gross sales derived from the exploitation of the respective Technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate, and a required weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime in lieu of progressive sales minimums due beginning in 1993. The royalty payments described above nonetheless survive. Failure to pay the minimum weekly and/or monthly payments may result in the Company's loss of the exclusivity of such licenses. Failure to pay royalties due under any license may result in the termination of the exclusivity of such license. Currently, the Company is out of compliance with the minimum payment provisions and has a non-exclusive license. Mrs. Kennedy brought an action against the Company to obtain the minimum payments under the licenses. The action was arbitrated during 1999. The Company lost the exclusivity of the license in the arbitration, but was not required to pay any sums of money to Mrs. Kennedy. See "Item 3. Legal Proceedings."

            Paint Stripping: Because the Company developed its own paint stripping products, the Company does not intend to avail itself of the certain supply agreement with Samax Enterprises, Inc

     Technologies/Proprietary Rights. Most of the Company's Technologies involve trade secrets that are considered proprietary to the respective licensors of the Technologies. The Company takes all reasonable measures to protect the Technologies, including the timely update of patent related innovations to the respective processes. Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent. The Company does not currently manufacture its paint stripping product. In the case of the paint stripping product, the Company contracts with private blenders to manufacture it. In the case of NaturalCool, the Company manufactures the units at its Newport, Vermont facility. The Company intends to contract with outside manufacturers to manufacture any additional products derived from the Technologies, as they are brought to market. Although the Company has identified certain companies that it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been executed.

            Paint  Stripping   Chemicals  -  AmeriStrip.   Because  the  Company
developed its own point stripping compound, the Company does not intend to avail itself of that certain supply agreement with Samaz Enterprises, Inc.

The Company's paint stripping products are proprietary in nature. These products are not patented, but are covered by trade secrets. It has been determined by the Company and the manufacturer that it is preferable not to seek patent protection, but rather to protect this Technology through trade secrets. In 1998, the majority of the Company's sales of this product were to contractors in the lead abatement field. The Company believes that the sales effort of the Company has been severely limited by the insufficient working capital position of the Company.

            Irradiation Technology. Many years ago, the Company developed irradiation technology on a theoretical basis for the treatment of medical waste that is proprietary in nature. The Company has not completed the development and has not marketed this technology.

Government Regulation:
---------------------

     The manufacture and sale of paint stripping chemicals, carbohydrate foam and ambient air exchanger equipment are subject, to varying degrees, to federal, state and local regulation. The predominance of the regulatory burden however is imposed upon the manufacturer, such as the inventor/supplier, of the Company's paint stripping product and not the Company. The Company must comply with federal labeling requirements for the Company's paint stripping product, which require a description of the various chemicals included in the product and the hazards attendant to the use thereof. The foam, for construction purposes, is regulated by state and local building codes. Failure to properly comply with all regulations applicable to the Company's products could result in the Company incurring substantial costs to comply or cease the manufacture of the offending products and the possible imposition of civil and criminal penalties.

Research and Development:
------------------------

     During the years ended December 31, 1998 and 1997, the Company spent approximately $21,000 and $265,000, respectively, in connection with its research and development efforts. The Company did not complete its research and development on any potential products, other than the paint stripping product, derived from the Technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended. Although management believed that they would be able to develop a fire retardant foam insulation product, the Company lacked the funds to continue the research or development of that or any other product. The Company's efforts to develop and market a fire retardant foam insulation product were discontinued in 1998.

     All of the Company's research and development efforts were conducted at the Company's laboratory facility in Brookfield, Connecticut. See "Item 2. Properties." In February 1998, the Company closed its research facility in Brookfield, CT. The closing of the facility may have a material adverse effect on the Company's ability to perform research and development on products other than the paint stripper or NaturalCool.

Employees:
---------

     As of December 31, 1998, the Company had four (4) employees,  including two
(2) officers. As of such date, the Company did not have any consultants. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory.

Reports Filed With The SEC:
--------------------------

     The Company is attempting to file its Forms 10-KSB for fiscal years 1998 through 2000. The public may read and copy these materials at the SEC's Public Reference materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov.

ITEM 2.  PROPERTIES:

Principal Plants:
----------------

     The Company does not own any real property.

     The Company formerly leased 12,000 square feet in a building located at 91 Commerce Drive in Brookfield, Connecticut (the "Brookfield Lease"). The Brookfield Lease was executed by and between a trustee acting on behalf of Brookfield Commerce, a Connecticut partnership, as lessor, and the Company, as lessee, on February 22, 1993. The Company used this facility for research and development of products, marketing meetings and shipment of chemicals. The term of the lease is for five years, commencing March 1, 1993 and ending February 28, 1998. The Company had the option to renew the lease for an additional five-year period, but elected not to renew the lease. The base rent on an annual basis was $55,350 for the period through August 31, 1993, $73,800 the next twelve months, $76,752 for the twelve months thereafter, $79,822 for the next twelve months and $83,015 until the lease expired. The lease was not renewed.

     The Company's corporate headquarters were formerly located in approximately 6,000 square feet of leased at 27 Governor Street, Ridgefield, Connecticut (the "Ridgefield Lease"). The Ridgefield Lease was executed by and between a trustee acting on behalf of the Joseph H. and Ellen Ann Donnelly Trust, as lessor, and the Company, as lessee, on September 30, 1992 for a term of three years, commencing October 1, 1995. The base rent on an annual basis is $40,517 for the first twelve months, $42,543 the next twelve months and $44,500 for the twelve months thereafter until the lease expired. The Company allowed the Ridgefield Lease to expire in September 1998 and moved its corporate offices to 440 Main Street, Ridgefield Connecticut 06877, which is Mr. Fricke's law office. Mr. Fricke has provided space to the Company, without charge, since September 1998.

     The Company leases, on a month to month basis, property at P.O. Box 625, Derby Road, Newport, Vermont 05855. The property contains approximately 12,000 square feet. The Company paid rent of $3,000 per month until September 15, 1998, at which time the rent increased to $4,000 per month with an additional rental payment of $6,000 then becoming due.

     The Company believes its facilities are suitable and adequate for its existing operations and those reasonably expected in the next twelve months. With the exception of the NaturalCool units, which are manufactured in Newport, VT, and the fulfillment of Internet sales and samples which is carried out in Newport, VT, the Company's facilities are not suitable for manufacturing and distributing products in significant quantities. Therefore, the Company intends to rely on outside manufacturers to manufacture its products as they are developed and marketed. The Company currently does not possess the capacity to manufacture any of its products in anything more than sample quantities in a laboratory facility. Although the Company has identified certain companies which it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into as of this date. The AmeriStrip product is being manufactured on a batch-by-batch basis.

ITEM 3.  LEGAL PROCEEDINGS:

     On May 29, 1998, SSC Marketing, Inc. ("SSC") filed an action (SSC Marketing, Inc. v. Safe Alternatives) against the Company in federal court in the Southern District of New York. By agreement, the suit was moved to the District of Connecticut (D. Conn. File No. 3: 98cv1312 JBA). The complaint contained four counts, each requesting a judgment for $180,880 plus interest and attorney's fees. The suit alleged breach of contract, misrepresentation by the Company, unjust enrichment, and quantum meruit. The Company responded to the complaint and brought various counterclaims against SSC. This action settled and, in September 1999, was dismissed. The Company subsequently delivered 500,000 shares of its restricted common stock to SSC's designee pursuant to the settlement agreement.

     To the best of the Company's present knowledge, Mr. Melvin Kanan threatened to bring an action against Mr. Stephen Thompson and/or the Company alleging, among other things, securities fraud violations. The Company believes that Mr. Thompson settled this litigation in 1998 by causing the Company to issue 110,000 shares of the Company's common stock to Mr. Kanan.

     The Company commenced an action against Mr. Clement Royer, the former president of the Company's Natural Cool Division, in November 1997, which was settled in June 1998. The complaint sought the return of corporate records, test data and the like, as well as compensatory damages and attorney's fees. The terms of the settlement involved Mr. Royer's returning all corporate documents and disclaiming any rights to the NaturalCool product.

     An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No. 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. The Company's financial statements for the year ending December 31, 1997 and 1998 include a provision for loss of $26,000 to reflect this matter.

     Ms. Kathleen Kennedy, the licensor under certain technology licenses with the Company, brought an arbitration action in 1999 against the Company, claiming past due minimum royalty payments of approximately $145,000. The arbitrator held that although the Company did not owe any money or damages to Ms. Kennedy, the licenses were now non-exclusive because of the Company's failure to pay the licensing fees

     In July, 1998, an investor group that has loaned working capital to the Company and holds the Company's promissory note in the principal amount of $1.3 million, which group includes Messrs. Sean McNamara, Nicky Hunt and Richard Hill, former directors of the Company, commenced a legal action against certain former officers, employees and consultants of the Company, including Messrs. Stephen Thompson, Robert Thompson, Clement Royer and Paul Grillo. The action, initiated in Superior Court for the Judicial District of Stamford/Norwalk at Stamford, sought compensatory damages of not less than $685,000, attachment on the defendants' property to secure a judgment, and punitive damages. Pursuant to Connecticut procedures, the matter first seeks a pre-judgment attachment of defendants' property. The causes of action stated in the complaint are fraud and violation of state securities law. This action settled in 1998 with Messrs. Stephen Thompson, Robert Thompson, Clement Royer, and Paul Grillo delivering some or all of their stock holdings in the Company to Messrs. McNamara, Hunt and Hill. The Company was not a party to this action.

     Other than as set forth herein, there are no legal actions pending against the Company nor to the knowledge of the Company are any such proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

Market Price of Common Stock:
----------------------------

     There has not been an active market for the Company's securities. On March 6, 1997, the Company's Common Stock was accepted for trading on the Electronic Bulletin Board of the NASD under the symbol SACA. The Common Stock traded in very limited volumes, and the Company has not been able to obtain any quoted prices for the stock prior to June 24, 1997. The limited market has caused the securities to be subject to significant price fluctuations.

     The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 1997 and 1998 are not available to the Company as of the date of filing this report due to the Company's lack of funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's Common Stock for fiscal years 1997 and 1998 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                    1997                         1998

                             Low             High        Low             High

     First Quarter*                                     $0.063          $0.200
     Second Quarter        $0.500           $1.500      $0.130          $0.390
     Third Quarter         $0.375           $2.250      $0.150          $0.560
     Fourth Quarter        $0.125           $0.750      $0.031          $0.280

     * On March 6, 1997, the Company's Common Stock was accepted for trading on the Electronic Bulletin Board of the NASD; however, the Company has not been able to obtain any quoted prices for the stock prior to June 24, 1997.

Holders:
-------

     The Company had approximately 1,626 holders of record of its Common Stock as of December 31, 1998.

Dividend Policy:
---------------

     It is the policy of the Board of Directors to retain earnings, if any, for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities:
---------------------------------------

     Since the Reorganization, through December 31, 1997, the Company issued 923,726 shares of restricted Common Stock to approximately 202 individuals, for the aggregate consideration of approximately $1,650,000. The Company believes, based upon representation letters provided to it from such investors, that such issuances were made to approximately 135 "accredited investors" as such term is defined under Rule 501 of Regulation D promulgated under the Securities Act and to approximately 67 non-accredited investors. The Company made such sales with the intention of relying upon the exemption afforded by Rule 506 of Regulation D; however, the Company has never filed a Form D with the Securities and Exchange Commission, nor has the Company complied with filing requirements, if any, of the states in which sales were made. In certain instances, the Company paid what it believed to be finder's fees to individuals who introduced investors to the Company.

     During 1997 and the first half of 1998, the Investor Group, including current shareholders and persons who were directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's common stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998. The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire 1,500,000 shares of common stock at $.25 per share and 1,500,000 shares of common stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire common stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which may be exercised at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note is repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company fails to make the principal payment on the shareholder loans on September 9, 1998, the Company will be obligated to issue to the lender options to acquire an additional 75,000 shares of common stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and is currently in default. No demand has been received by the Company to issue any additional options to the lenders and no additional options have been issued under the Investor Note. None of the warrants or the options that were issued under the Investor Note has been exercised.

     On September 9, 1997, the Board of Directors authorized the issuance of the following restricted stock and options in consideration of various loans:

PERSON                            SHARES                OPTIONS
------                            -------               -------

Michael Mareneck                   87,500                87,500
Basil Borque                       25,000                25,000
Sean McNamara                     142,000               143,000
Nicky Hunt                         50,000                50,000
Richard Hill                       12,500                12,500
John McNamara                      25,000                25,000
Michael Mareneck                   12,500                12,500

These options were exercisable at a price of $.25 per share until September 9, 2002, but were cancelled as a result of the foregoing $1.3 million transaction.

     In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $711,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the SEC covering the shares to be received upon conversion or
(ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file with the SEC not later than June 3, 1998, and use its best efforts to have declared effective not later than July 3, 1998, a registration statement registering for resale the shares that would be issued upon conversion of the Notes. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

     As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 400,000 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. As of December 31, 1998, none of these warrants had been exercised.

     In lieu of cash payments for their service as members of the Board of Directors and committee members, The Company has agreed to issue stock and/or options to the members of the Board of Directors. In 1997, the Company agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted common stock for their services. On January 16, 1998 and in lieu of monetary compensation, the Board of Directors authorized: (1) the issuance of stock options to the members of the Management Committee (Messrs. McNamara, Hunt and Hill) to purchase 100,000 shares of the companies restricted common stock at a price of $.01 per share and exercisable for a period of five years; (2) the issuance of stock options to the members of the Management Committee to purchase, at $.01 per share, $2,500 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each month and exercisable for a period of five years; and (3) the issuance of stock options to each member of the Board of Directors (Messrs. McNamara, Hunt, Hill and Fricke) to purchase, at $.01 per share, $500.00 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each board meeting and exercisable for a period of five years. None of these options have been issued and none of these options have been exercised.

     On June 1, 1998, Nicky Hunt was granted options to purchase up to 40,000 shares of the Company's restricted common stock at a price of $.01 per share for doing the due diligence in connection with Norfield Corporation.

     During 1998, the Company issued its restricted common stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized the following as compensation and incentive pay: 100,000 shares of restricted common stock to Robert Berger; and (2) 25,000 shares of restricted common stock plus options to purchase 234,000 shares of restricted common stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski.

     Certain actual and threatened litigation was settled in 1998 by the issuance of the Company's common stock, as follows: 500,000 shares to SSC Marketing, Inc. and 110,000 shares to Melvin Kanan. SEE ITEM 3. LEGAL PROCEEDINGS.

     On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's common stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a director and officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its common stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

     No filings have been made with the SEC with respect to the foregoing transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

General:
-------

     Since the Reorganization, management of the Company has concentrated a significant portion of its efforts on the marketing and sale of the Company's paint stripping product and NaturalCool products. Efforts to develop and market the Company's foam products were terminated in 1998 due to the lack of financial resources. The Company does not intend to engage in any research and development in 1999 due to its financial condition. Because the Company was not able to obtain any additional financing and as a result of the resignation of the Company's Officers and all members of its Board of Directors, except Mr. Fricke, in December 1998, the plan of operation for fiscal year 1999 as of December 31, 1998, was to eliminate virtually all of its corporate overhead and to focus exclusively on AmeriStrip and NaturalCool products in the hope of producing a positive cash flow and revenue.

     The Company has had losses from operations since its inception. It is likely that the Company will continue to have losses from operations in the near-term future because it is still in the early stages of marketing its initial products and because the Company lacks financial resources. There is no assurance that the Company will have profit from operations at any time after 1998.

     The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are: (i) the Company has incurred recurring operating losses; and, (ii) the Company has a working capital deficiency. See
Note 3 to the Financial Statements included herein.

     The Company does not anticipate any significant costs relating to upgrading or reprogramming of its software for the year 2000.

Results of Operations for the Fiscal Years Ended December 31, 1998 and 1997:
----------------------------------------------------------------------------

     Sales; Gross Margins; Net Losses. For the fiscal year ended December 31, 1998, sales increased to $270,230 from $134,464 in the prior year, an increase of $135,766 due to modest sales growth of the Company's paint stripping product line and modest initial sales of the Company's NaturalCool product.

     The Company's gross margin on sales decreased from 35% in 1997 to 0% in 1998. This due to the Company's decision to write-off inventory costs as of December 31, 1998. The Company expects that, if it is successful in increasing its sales, its gross margins in future periods should increase due to better pricing from product manufacturers for larger manufacturing runs.

     For the year ended December 31, 1998, the Company reported a net loss of $(879,681), or $(.067) per share, as compared with $(4,436,589), or $(.38) per share in the prior year, a decreased loss of $3,556,908, due primarily to a reduction in expenses primarily commissions and salaries. The Company has continued to incur net losses as sales of its products have not materialized at levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's common stock. The decline in the net loss per share in 1998 from 1997 is due to a larger number of shares outstanding during 1998. Without the extraordinary item, the Company's 1997 operating loss was approximately $105,000 smaller than its 1996 operating loss. As described in Footnote 10 to the financial statements for the year ending December 31, 1997, the extraordinary item relates to issuances of common stock, aggregating 464,000 shares, authorized by the Company's former President under circumstances in which the Company's current management has not ascertained whether there was adequate, or any, consideration for such issuances.

     Selling, General and Administrative Expenses. For the year ended December 31, 1998, the Company incurred selling, general and administrative expenses of $826,433, as compared to $3,506,715 in the prior year. As noted above, however, the Company's selling, general and administrative expenses have included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's common stock. Calculations with respect to the percentage of selling, general and administrative expenses relative to sales are not meaningful.

     During the fourth quarter of 1997 and the first half of 1998, the Company and third parties have taken a number of actions which are and will continue to have the result of significantly reducing the Company's selling, general and administrative expenses. These include: (1) termination of the Company's agreements with SSC, pursuant to which the Company paid approximately $203,000 between November 1, 1996 and December 31, 1997, which savings will be offset in part by selling expenses associated with the temporary increase in the Company's in-house sales staff; (2) resignation and termination of certain officers, employees and consultants who had been compensated in 1998 and 1997 with substantial amounts of common stock; and (3) closing the Company's Brookfield, CT laboratory facility. As a result of these actions, consulting and royalties were reduced by approximately 90%, salaries were decreased by approximately 78% and rent and other related costs were reduced by 25%.

     Research and Development. For the year ended December 31, 1998, research and development expenses decreased from the prior year, declining to $20,903 from $265,736 as of December 31, 1997. The Company's paint stripping product line came to market. The research and development of other product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Based upon these terminations and closures, the Company expects these expenses to further decline in 1999. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Extraordinary Item. For the year ended December 31, 1997, the Company recorded an extraordinary expense item of $(621,000). As described in Footnote 10 to the Financial Statements, this expense reflected the issuance by the Company of 464,000 shares of common stock to several third parties, which stock issuances were authorized solely by the Company's previous Chief Executive Officer. Management has been unable to ascertain from the records maintained by the prior Chief Executive Officer and Chief Financial Officer, or through independent investigation, the nature of the consideration which was to have supported such stock issuances. In addition, to the extent that the Company may learn the purported consideration for such issuances, management believes it does not have any reasonable means of determining, particularly in the case of non-cash consideration such as services rendered, whether the consideration was in fact received by the Company. In that regard, promptly following the resignation of the former Chief Executive Officer, management instituted certain internal controls designed to reduce the likelihood of a future occurrence of this problem. Specifically, requests to the Company's transfer agent to issue stock must be signed by two officers, and no such stock issuance authorizations will be delivered without a proper resolution of the Board of Directors authorizing the issuance of stock

Balance Sheets:
--------------

     At December 31, 1998, the Company had current assets of $74,438, compared to $202,942 at December 31, 1997. The decrease in current assets was primarily attributable to an decrease in inventories from $159,473 to $0, due to the Company's decision to write-off the remaining costs. At December 31, 1998, the Company had cash of $7,219, compared to cash of $12,282 December 31, 1997, reflecting the slow pace of sales of the Company's products to date.

     Accounts payable and other accrued expenses increased to $213,829 at December 31, 1998, from $104,769 at December 31, 1997, as a result of accrued shareholder loan interest of $104,000.

     Stockholders' loans, net of current maturities, increased to $1,300,000 at December 31, 1998, from $526,665 at December 31, 1997, as a result of the Company and the Investor Group agreeing to exchange all of the current outstanding balance of $896,000 plus accrued interest, for a convertible promissory note of $1,300,000 and 2,000,000 shares of restricted common stock with registration rights. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities."

     As of December 31, 1998, the Company had an accumulated deficit of $(17,000,515), which includes the net loss for fiscal year 1998 of $(879,681).

Liquidity and Capital Resources:
-------------------------------

     The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 1998, the Company had current assets of $74,438 and current liabilities of $2,240,329. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. As of December 31, 1998, the Company did not have the financial resources to operate its business, continue research and development or market its products. The Company has been financing its operations through loans from shareholders, which aggregated approximately $1,300,000 as of December 31, 1998 and from approximately $726,500 in net proceeds from a private placement of convertible notes completed in April, 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The Company continued to seek additional capital from an array of potential sources. The Company provided information regarding its Technologies to venture capital firms but the Company's efforts did not result in the Company obtaining any additional capital. By the end of 1998, those investors who had previously provided capital for the Company were unwilling to advance any further funds. As of year-end 1998, the Company had not identified any prospects for raising additional capital.

     The Company has entered into agreements with the respective licensors under the licenses with respect to the various Technologies under which the Company has undertaken substantial ongoing financial commitments. The Company was unable to obtain additional financing, and the Company is currently in default under such agreements. See "Item 1. The Company - Licenses."

     The Company estimated that it would require approximately $1.1 million in financing in order to continue operations for fiscal 1998 and the first half of fiscal 1999. Much of that financing was provided through additional shareholder loans, accruing interest at 8%, and Convertible Notes issued in April 1998, in the aggregate principal amount of $726,500. See "Item 5. Market or Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The shareholders who were providing funds to the Company do not have any commitment to continue lending money, and the Company has been forced to scale back operations. The Company agreed to repay $433,333 in principal amount of the shareholder loans on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. The principal amount of the Convertible Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Company has not made any payments on these Notes and is in default. As of December 31, 1998, the Company had not identified a source of repayment of any of these obligations.

ITEM 7.  FINANCIAL STATEMENTS.

     The audited financial statements of the Company as of and for the years ending December 31, 1998 and 1997 are included beginning at Page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company reported changes in its principal independent auditors for the year ending December 31, 1997 in then-current reports on Form 8-K filed January 23 and April 17, 1998.

     As more fully set forth in Note 3 to the Financial Statements, the auditors have stated that the Company's recurring operating losses and working capital deficiencies for fiscal years 1997 and 1998 raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     There were many changes in the composition of the Company's Board of Directors and Officers during 1998. By December 31, 1998, the only Directors and Officers of the Company were as follows:

NAME                   AGE      POSITION
----                   ---      --------

Richard Fricke         54       President, Chief Executive Officer, and Director

Penny Yrizarry         34       Interim Secretary interim member of the Board

     Mr. Richard J. Fricke has served as President and Chief Executive Officer, except for a short period as set forth below, of the Company since January 1998. He is also a Director of the Company. He has been a practicing general practice attorney in the State of Connecticut since 1970 and was admitted to the bar the same year. From 1970-73, he worked with the law firm of Gregory & Adams, in Wilton, Connecticut. From 1973 to 1990, he was a partner in the Law Firm of Crehan & Fricke, in Ridgefield, Connecticut. Mr. Fricke filed for protection under Chapter 7 of the federal bankruptcy laws in 1996. In addition to private practice, Mr. Fricke was Town Counsel for the town of Ridgefield, Connecticut. From 1973-81, he served as Director of Village Bank & Trust Company and for the Ridgefield Community Center and the Ridgefield Montessori School. Mr. Fricke received his undergraduate and law degrees from Cornell University in 1967 and 1970, respectively. Mr. Fricke's biographies can be found in Marquis Who's Who in America, Who's Who in the World, Who's Who in Business and Finance, and Who's Who in the East. He is the ex-husband of Ms. Penny Yrizarry.

     Ms. Penny Yrizarry is the former wife of Richard J. Fricke and has acted as the secretary and registered agent for various corporations. Ms. Yrizarry was previously employed as a paralegal.

     The Company's Board of Directors and Officers changed, as follows, throughout 1998:

DATE                       DESCRIPTION
----                       -----------
January 20, 1998           The Board of Directors  accepted the  resignation  of
                           Stephen J.  Thompson as President and Chairman of the
                           Board.

                           The Board of Directors accepted the resignation of Richard J. Fricke as Secretary of the Corporation and then appointed him interim President and Chairman of the Board of Directors.

                           The Board of Directors then appointed Sean McNamara as Secretary of the Company.

March 10, 1998             Stephen J. Thompson tendered his resignation from the
                           Board of Directors.

April 10, 1998             The Board of Directors  authorized  the employment of
                           Robert  Berger and Robert  Percheski;  appointed  Mr.
                           Berger as Vice President of Sales,  and appointed Mr.
                           Percheski as Chief Financial Officer.

September 22, 1998         The Board of Directors  accepted the  resignation  of
                           Richard J. Fricke as interim  President and appointed
                           Edwin Phelps as President of the Company. Mr. Phelps was also elected to the Company's Board of Directors.

December 1, 1998           Edwin Phelps  submitted  his  resignation,  which was
                           accepted, as a Director of the Company.

December 2, 1998           Edwin Phelps  submitted his  resignation as President
                           of the Company.

December 2, 1998           Nicky Hunt  confirmed his  resignation as a member of
                           the Board of Directors  and member of the  Management
                           Committee.

December 6, 1998           By this date,  Sean  McNamara  and  Richard  Hill had
                           resigned as members of the Board of Directors and members of any committees. In addition, Robert Berger had resigned as Vice President of Sales for the Company.

December 7, 1998           Richard  Fricke,   the  only  remaining  Director  or
                           Officer of the Company, became the Chairman of the Board of Directors.

December 10, 1998          Robert  Percheski  submitted his  resignation  as the
                           Chief Financial Officer of the Company.

December 21, 1998          The Board of Directors appointed Penny Yrizarry as an
                           interim  member of the Board of Directors and interim
                           Secretary of the Corporation. The Board of Directors also appointed Richard Fricke as President of the Company.


     The following biographies have, in substance, been taken from the Company's 1997 10-KSB. The Company does not have sufficient information to substantially update these biographies.

     Mr. Sean F. McNamara was a Director of the Company from October 1997 until December 1998 and served as Secretary from January 1998 until approximately
December 1998. He joined the Management Committee in January 1998 and was currently in the management of the Company until his resignation. Mr. McNamara has spent the at least 16 years as the owner of a proprietary derivative trading firm with offices in New York, Chicago, and Dublin, Ireland. Mr. McNamara served on the board of the New York Futures Exchange from 1984-88, as Chairman of the New Products Committee and Floor Committee. In 1990, Mr. McNamara began a four-year effort to establish a futures and options exchange (FINEX Europe) in Dublin, Ireland. The Exchange opened in June 1994 and was the first US-regulated futures exchange on foreign soil. Mr. McNamara served as Chairman of the Exchange from 1994-96. As of year-end 1997, Mr. McNamara served as Chairman of FINEX (a financial futures Exchange in NY and parent organization to FINEX Europe). As of December 1997, Mr. McNamara was also a principal in Capital Resources Advisors, a privately-held consulting firm in Chicago, IL, serving pension funds. Mr. McNamara was also a director of Financial Auction Network, a privately-held software development company, as of December 1997.

     Richard W. Hill was a director of the Company October 1997 until December 1998. He joined the Management Committee in January, 1998 and was active in the management of the Company. Mr. Hill retired from Prudential Insurance Company as President, Small Business Operations (SBO) in 1996. As President of SBO he had bottom-line responsibility for Prudential's group life and health insurance programs for smaller employers countrywide. Mr. Hill joined Prudential in 1957 upon graduation from Rutgers University with a BS in Mathematics. During his 39-year career with the company he held a wide variety of actuarial, marketing and senior management positions in Prudential's corporate, regional and subsidiary operations. From 1975 through 1981, he was senior vice president in charge of marketing and operations for Prudential's newly formed Property and Casualty Insurance subsidiary (PruPAC), which became one of the country's ten largest auto and home insurers. Through the mid-1980s, he was vice president in charge of individual insurance sales and marketing in Prudential's largest region, the ten-state South Central Region headquartered in Jacksonsville, Florida. As of December 1997, Mr. Hill was a Trustee of Rutgers University and a Board member and chair of the finance committee of Bayshore Community Hospital, Holmdel, New Jersey. He was a Fellow of the Society of Actuaries and a Chartered Financial Consultant as of December 1997.

     Mr. Nicky Hunt was a director of the Company from January 1998 until December 1998. He served on its Management Committee and was active in the management of the company. Mr. Hunt began his career in Dublin in 1973 as a foreign exchange dealer for the Central Bank of Ireland, followed by the Bank of America, and as chief foreign exchange dealer at Allied Irish Investment Bank. He became treasury manager of the Bank of Nova Scotia in 1979. From 1982-92 he was Treasurer of the National Bank of Kuwait in Singapore. He was responsible for establishing a 24-hour trading operation, expanding regional relationships and significant profit generation. He was transferred to London in 1990 to assume global treasury responsibilities during the Gulf War. In 1992, he was hired by the Bank of Ireland as Treasurer of the London operation. In 1993 he was appointed head of the Dublin trading operation and relocated to Dublin. Until his retirement in March 1997, Mr. Hunt was a director of Bank of Ireland Group Treasury. He served as a member of the Senior Management Group and had responsibilities in strategy, due diligence, and treasury operations in London, Dublin and New York. He also managed relationships with First New Hampshire Bank, Bank of Ireland Home mortgages and other subsidiaries. As of year-end
1998, Mr. Hunt had a number of business interests and was a principal and non-executive director of an Irish Software company. Mr. Hunt is a resident of Dublin, Ireland.

     Mr. Robert Percheski has served as Chief Financial Officer of the Company from March 18, 1998 until December 10, 1998. In 1997 Mr. Percheski was a self-employed consultant in the area of financial operations and insurance. From 1974 to 1996, he worked for Prudential Insurance, most recently as Vice
President and Chief Financial Officer, Northeastern Operations, Prudential Insurance & Financial Services, from 1993-96. Mr. Percheski holds a MBA degree (accounting concentration) and a B.S. in Commerce (finance), from Rider University. He also holds the following industry designations: Chartered Financial Consultant, Chartered Life Underwriter, Certified Internal Auditor, and Fellow Life Management Institute.

     Mr. Robert W. Berger served as Vice President, Sales and Marketing for the Company from April 8, 1998 until December 1998. From December 1993 to April 1998, Mr. Berger was employed by Oxford Health Plans, a provider of group health plans, in Edison, NJ, as Regional Manager from 1997 to 1998, Sales Manager from 1996 to 1997, and Sales Representative from 1993 to 1996. From May 1992 to December 1993, he was employed as Service Representative with Northwestern National Life Insurance Company, in Bedminster, NJ.

     Mr. Stephen J. Thompson was President and Chief Executive Officer of the Company from September 15, 1995 until January 1998, the date of his resignation as an officer of the Company. He resigned as a director of the Company effective March 10, 1998. Prior to joining the Company, Mr. Thompson worked primarily in municipal and state government. In 1993, a property holding company, Olympic of Venice Place & Evers, Inc., a Connecticut corporation in which Mr. Thompson had been involved as president and treasurer, voluntarily petitioned for bankruptcy protection under Chapter 11 of the Federal bankruptcy laws. Mr. Thompson graduated from Ridgefield High School and attended the University of Miami from 1972-1973 and Western Connecticut State College, Ancell School of Business, from 1977-1979. Mr. Stephen J. Thompson is the son of Mr. Robert F. Thompson.

     Mr. Robert F. Thompson was Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company from September 15, 1995 until January 1998, the date of his resignation. Mr. Thompson is a retired Corporate Officer of American Can Co. He completed twenty-nine years with American Can Co., and at retirement, in 1988, he was Assistant Treasurer and Chief Credit Officer. Mr. Thompson served as President of the Credit Research Foundation, Columbia, Maryland, from 1989 to 1993. Mr. Thompson serves as a director of Morgan Foods, Inc., Austin, Indiana, and the New York Credit and Financial Management Association, New York, New York. Mr. Thompson holds a B.A. degree in Economics from St. Francis College, the Executive Award from the Graduate School of Credit and Financial Management, Dartmouth College, and attended the Graduate School of Business at New York University. Mr. Robert F. Thompson is the father of Mr. Stephen J. Thompson.

     Currently all directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

     Officers are elected by and serve at the discretion of the Board of Directors

Board Committees:
-----------------

     The Committees that were established by the Board became inactive at year-end 1998 as a result of the resignation of all of the members of the Board of Directors, except Mr. Fricke. Prior to that date, the Board Committees consisted of:

     Audit Committee. The Audit Committee of the Board of Directors was formed in December 1995 to review the results and scope of the annual audit and other services provided by the Company's independent accountants, to review and evaluate the Company's control functions and to monitor transactions between the Company and its employees, officers and directors. Until January 1998, Stephen
J. Thompson, Richard J. Fricke and Robert F. Thompson were the members of the Audit Committee. From April 2, 1998 until their resignations in December 1998, the members were Sean F. McNamara, Nicky Hunt and Richard W. Hill.

     Compensation Committee. The Company's Compensation Committee was formed in October 1996 to review and approve the compensation and benefits of the Company's executive officers and make recommendations to the Board of Directors regarding such matters. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The full Board of Directors participated in deliberations concerning executive officer compensation until the resignation, in December 1998, of all members except Mr. Fricke. Until January 1998, Stephen J. Thompson, Richard J. Fricke and Robert F. Thompson were the members of the Compensation Committee. From April 2, 1998 until December 1998, the members were Sean F. McNamara, Nicky Hunt and Richard
W. Hill.

     Management Committee. The Management Committee of the Board of Directors was formed during the first quarter of 1998 and, until December 1998 consisted of Messrs. McNamara, Hunt and Hill. Since its formation, and until the date of their resignations, the Management Committee took an active role in day-to-day management decisions, corporate planning and corporate transactions.

ITEM 10.  EXECUTIVE COMPENSATION:

Director Compensation:
----------------------

     Although the Members of the Board of Directors did not receive any cash fees for the service on the Board or on any committee during 1998, they are entitled to be reimbursed for expenses incurred in attending Board and committee meetings. The Company did agree, however, to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted common stock for their services for 1997. In addition, the Company agreed that in 1998: (1) all directors would receive for their services as directors $500 worth of the Company's common stock per month valued at the last sales price per share of stock for each month in which a Board meeting was held but converted into stock options that are exercisable at $.01 per share. These options are exercisable for a period of five (5) years from their date of issue; and (2) Each member of the Management Committee (3 members until December 1998) would receive options to purchase 100,000 shares of common stock as compensation for their services exercisable at $.01 per share and expiring within five (5) years of the date of the meeting. The members were are given options to purchase $2,500 worth of the Company's common stock each month valued at the last sales price per share for each month. These options expire five (5) years from the date of issuance. The Company has authorized the issuance of 300,000 options pursuant to these provisions for 1998. None of these options has been issued and none of these options has been exercised. On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's common stock to Mr. Fricke and

500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a director and officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its common stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

Compliance With Section 16(A) Of The Exchange Act:
--------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to fiscal year 1998, the Company believes that (1) Mr. Sean F. McNamara and Mr. Richard W. Hill each failed to file a Form 3 upon becoming directors of the Company in October 1997; (2) Mr. Hill failed to file a Form 4 or Form 5 reporting two transactions involving the acquisition of shares of the Company's Common Stock; (3) Mr. Richard J. Fricke failed to file timely an initial report on Form 3 statement of initial ownership of shares of the Company's Common Stock, and has failed to file any Forms 4 or a Form 5 reporting two transactions, one in February 1997, and one in August 1997, involving the acquisition from the Company of shares of Common Stock; and (4) Mr. Stephen Thompson and Mr. Robert Thompson, former members of the Company's management, each failed to file a Form 3 statement of initial ownership, and Mr. Stephen Thompson failed to file any Forms 4 or a Form 5 reporting two transactions, one in February 1997 and one in August 1997, involving the acquisition from the Company of shares of Common Stock.

            The Company did not receive any Form 3, 4 or 5 from any of its Officers or Directors during 1998. Thus, the Company believes that: (1) Messrs. Hill, McNamara and Fricke and Ms. Yrizarry each failed to file a Form 4 or Form 5 reporting two transactions involving the acquisition of shares of the Company's common stock; (2) Mr. Hunt failed to file a Form 4 or Form 5 reporting three transactions involving the acquisition of shares of the Company's common stock; (3) Messrs. Percheski and Berger failed to file a Form 4 or Form 5 reporting one transaction involving the acquisition of shares of the Company's common stock.

Officer Compensation:
--------------------

     The following table sets forth compensation received by the Company's Chief Executive Officer and the remaining most highly paid executive officers and directors for the three fiscal years ended December 31, 1998.


                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                 Annual Compensation               Awards                           Payouts
                --------------------               ------                           -------

-----------------------------------------------------------------------------------------------------------
                                                        Restricted  Securities
                                                        Stock       Underlying
Name and                                Other Annual    Award(s)    Options/SARs
Principal                       Bonus   Compensation    $ (Notes    (Notes 4 &      LTIP      All Other
Position        Year   Salary   $       (Notes 2,3,4)   4 & 10-12)  7-11)           Payouts   Compensation
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Stephen J.
Thompson
President,
CEO (until
1/98) &
Director
(until 3/98)     1998   $0               $.10 (Note 7)                     1,000
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                        $18,000
                        (Notes
                 1997   1-5)             $438,374          343,040
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                        $34,000
                        (Notes
                 1996   1-5)             $190,425           85,000
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Richard J.
Fricke
President &                                                                                   $5,593 health
CEO (from                                                                                          and life
1/98 until                                                                                        insurance
9/98 &                                                                                            premiums.
during                                                                                             (Note 3)
12/98),
Secretary
(until 1/98)                                   $280.45                                        $3,525 office
& Director       1998   $58,846            (Notes 4,7)     300,000     2,504,500             space (Note 6)
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                        $18,000
                        (Notes
                 1997   1-6)             $438,374          343,040
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                        $34,000
                        (Notes
                 1996   1-6)             $190,425           85,000
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Sean
McNamara,
Secretary
(from 1/98
to 12/98) &
Director
(until                                            $2.51
12/98)           1998   $0                  (Notes 7,8)                   25,125
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   $0
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
Richard
Hill,
Director
(until                                            $2.51
12/98)           1998   $0                  (Notes 7,8)                   25,125
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   $0
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Nicky
Hunt,
Director
(until                                            $6.51
(12/98)          1998   $0                (Notes 7,8,9)                   65,125
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   $0
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Robert
Berger,
Vice
President -
Sales (4/98                                      $10.00
until 12/98)     1998   $0                    (Note 10)    100,000
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Robert
Percheski,
Chief                                                                                            $19,928 as
Financial                                                                                        consulting
Officer                                                                                            fees for
(4/98 until                                                                                      accounting
12/98)           1998   $0                       $25.90      25,000       234,000                 services.
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Edwin
Phelps,
President &
Director
(9/98 until                                        $.15
12/98)           1998   $0                     (Note 7)                     1,500
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------
Penny
Yrizarry,
Interim
Secretary                                        $50.05
& Director       1998   $0                 (Notes 7,12)     500,000           500
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1997   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
                 1996   N/A
--------------- ------ -------- ------- --------------- ----------- ------------- --------- ---------------
-----------------------------------------------------------------------------------------------------------


            1. Messrs. Thompson and Fricke had employment contracts entitling them to an aggregate cash compensation of $725,000 through 1997. In 1998, Mr. Fricke received $58,846 and Mr. Thompson received $0, respectively. In 1997 Stephen J. Thompson and Richard F. Fricke each received $18,000 in cash compensation and in 1996 they each received $34,000. Each of these executive officers has waived his rights with respect to salary arrearages through 1998.

            2. In addition to their base salaries, the Company established a Medical and Dental Reimbursement Plan for each of Stephen J. Thompson and Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually incurred by such officers. The Company has not received any requests for reimbursements under this plan.

            3.    In 1997 and  1996,  the  Company  paid  $14,093  and  $14,136, respectively, for the health insurance premiums for Stephen J. Thompson and Richard J. Fricke, in the aggregate. In 1998, the Company paid $1,023 for the health insurance premiums for Mr. Fricke. In 1997 and 1996, the Company paid $3,471 and $7,289 respectively, for the life insurance premiums for Stephen J. Thompson and Richard J. Fricke, in the aggregate. In 1998, the Company paid $4,570 for the life insurance premiums for Mr. Fricke.

            4. Other Annual Compensation includes for each of Messrs. Fricke and Stephen Thompson: for 1998, Mr. Fricke received 300,000 shares of restricted common stock valued at $.0001 per share or $30.00 and currently exercisable options to purchase 2,500,000 shares of restricted common stock at $.01 per share until December 21, 2008, valued at $.0001 per share or $250.00; for 1997, 250,000 shares of common stock valued at $1.125 per share, and 93,040 shares valued at $1.50 per share; and for 1996, 85,000 shares valued at $1.99 per share of Common Stock.

            5. Under the terms of their respective employment agreements, Stephen J. Thompson and Richard J. Fricke were each originally entitled to (i) an annual bonus equal to ten percent (10%) of the Company's net income, and (ii) an annual Common Stock option bonus of stock options exercisable for ten years at an exercise price of $.01 per share for one percent (1%) of the number of shares of Common Stock issued and outstanding as of the end of the fiscal year for which such options are granted. These agreements have been terminated, including the rights to any stock options, and neither person is entitled to further compensation under such arrangements.

            6. Mr. Fricke received office space and secretarial services from the Company through August 1998 to support his independent law practice. The value of such services is estimated to be approximately $3,525, based on Mr. Fricke spending less than 5% of his time on his independent law practice prior to September 1998. Thereafter, Mr. Fricke moved his law office to 440 Main
Street, Ridgefield, Connecticut and has been providing a location for the Company, without charge, since that date.

            7. Each member of the Board of Directors received options to purchase $500 worth of the Company's restricted common stock at a price of $.01 per share for each Board Meeting, with the number of shares to being determined by the last sales price per share during the month in which the meeting was held. Options to purchase a total of 21,000 shares with a value of $.0001 or $2.10 were awarded as follows: Mr. Thompson options for 1,000 shares; Mr. Fricke options for 4,500 shares; Mr. McNamara options for 4,500 shares; Mr. Hill options for 4,500; Mr. Hunt options for 4,500 shares; Mr. Phelps options for 1,500 shares; and Ms. Yrizarry options for 500 shares.

            8. Each member of the Management Committee received options to purchase 100,000 shares of the Company's restricted common stock at $.01 per share said options to be exercised within 5 years from the date of the meeting. In addition, each member of the Management Committee received options to purchase $2,500 worth of the Company's restricted common stock per month at $.01 per share, exercisable for a period of 5 years. The number of shares is to be determined by the last sales price of the Company's common during each month. Options to purchase a total of 82,500 shares with a total value of $8.25 were awarded as follows: Mr. McNamara options for 20,625 shares; Mr. Hill options for 20,625 shares, and Mr. Hunt options for 20,625 shares.

            9. The Company authorized the issuance of currently exercisable options to purchase 40,000 shares of the Company's restricted common stock at $.01 per share to Mr. Hunt for specific services that he performed during the second quarter of 1998. These options will expire on June 1, 1998.

            10. The Company authorized the issuance of 100,000 shares of its restricted common stock to Mr. Berger in connection with his joining the Company and as compensation for his agreement to receive a below market salary. These shares were issued in 1999.

            11. The Company authorized the issuance of 25,000 shares of the Company's restricted common stock and the issuance of currently exercisable options to purchase 234,000 shares of the Company's restricted common stock at $.01 per share as partial compensation for his service as the Company's Chief Financial Officer. These options expire on April 1, 2003. The 25,000 shares of the Company's stock were issued in 1999.

            12. The Company authorized the issuance of currently exercisable options to purchase 500,000 shares of the Company's restricted common stock to at $.01 per share to Ms. Yrizarry to become an interim officer and director of the Company after everyone else had resigned except Mr. Fricke and to assume the liability attendant thereto. These options expire on December 21, 2008.

Employment Agreements:
----------------------

     Each of the Company's Executive Officers executed an employment contract with substantially similar provisions concerning covenants not to compete and confidentiality.

     Richard J. Fricke's employment agreement was executed on August 13, 1991 (the "Fricke Employment Agreement") and provided, other than the standard provisions described above, that he would be Corporate Counsel for an undetermined term. After the execution of the Fricke Employment Agreement, the Board of Directors appointed Mr. Fricke to the additional position of Secretary and Director. Mr. Fricke was subsequently succeeded as Secretary by Mr. Sean F. McNamara. Pursuant to the terms of the Fricke Employment Agreement, in addition to his salary, Mr. Fricke was entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Fricke Employment Agreement also provided that the Company pay for Mr. Fricke's automobile, health and major medical insurance and life insurance. Mr. Fricke's Employment Agreement, including the rights to any stock options, terminated in March 1998. Nothing is due or owing to Mr. Fricke under the Employment Agreement. Mr. Fricke continues to be employed by the Company without an employment agreement.

     Stephen J. Thompson's employment agreement was executed on August 13, 1991 (the "Thompson Employment Agreement") and provided, other than the standard provisions described above, that he would be Chief Executive Officer of the Company for an undetermined term. After the execution of the Thompson Employment Agreement, the Board of Directors appointed Mr. Thompson to the additional position of President and Director. Pursuant to the terms of the Thompson Employment Agreement, in addition to his stated salary, Mr. Thompson was entitled to a bonus of ten percent (10%) of the annual net income of the Company and an annual stock option bonus of options to purchase 1% of the number of shares of Common Stock issued and outstanding as of the end of the fiscal year for which such options are granted, exercisable for ten years at an exercise price of $.01 per share. The Thompson Employment Agreement also provided that the Company would pay for Mr. Thompson's automobile, health and major medical insurance and life insurance. This agreement was terminated upon the resignation of Mr. Thompson and there is nothing due or owing to Mr. Thompson under this contract.

     Robert F. Thompson's employment agreement was executed on January 31, 1996 and provided, other than the standard provisions described above, that he would serve as the Company's Chief Operating Officer and Chief Financial Officer. This agreement was terminated upon the resignation of Mr. Thompson, and there is nothing due or owing to Mr. Thompson under this contract.

     The Company does not have any compensatory plan or arrangement with any employee relating to the termination of employment of the employee, a change-in-control of the Company, or a change in responsibilities following a change-in-control.

Limitation Of Liability And Indemnification Matters:
----------------------------------------------------

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

     The Company is not aware of any claims, whether possible or asserted, for indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, as of December 31, 1998, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 1998 as well as the principal shareholders
(greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 440 Main Street, Ridgefield, Connecticut. As of December 31, 1998, the Company's only Officers and Directors were Mr. Fricke and Ms. Yrizarry.

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

                                                                                              Percent
Beneficial Owner and Address          Position                     Number of Shares Owned     of Class %
----------------------------          --------------------------   ----------------------     ----------
Sean F. McNamara                      Secretary (from 1/98 to               1,855,965           12.27
35 Spring Hose Lane                   12/98),  Director and           (Notes 1,2 & 3)
Basking Ridge, NJ 07920               Member of the Management
                                      Committee (until 12/98)

Richard W. Hill                       Director & Member of the                679,598            4.85
5 Barrister Lane                      Management Committee            (Notes 1,2 & 4)
Middleton, NJ 07748                   until (12/98)

Nicky Hunt                            Director & Member of the                803,700            5.54
Coolbawn, 2 Ailesbury Road            Management Committee            (Notes 1,2 & 5)
Ballsbridge, Dublin 4 Ireland         until (12/98)

Richard J. Fricke                     President & CEO (from                 5,793,792           34.08
25 Buckingham Ridge Road              1/98 to 9/98 & during                  (Note 6)
Wilton, CT 06897                      12/98), Secretary (until
                                      1/98) & Director

Robert Percheski                      Chief Financial Officer                 259,000            1.86
37 Cameron Drive                      (from 4/98 until 12/98)                (Note 7)
Marlorough, MA 01752

Robert W. Berger                      Vice-President--Sales                   100,000             .72
1308 Centenial Avenue                 (4/98 - 12/98)                         (Note 8)
Suite 108
Piscataway, NJ 08854

Stephen J. Thompson                   President and CEO until                 756,660            5.52
11 Girolametti Court                  1/98, Director until 3/98              (Note 9)
Ridgefield, CT 06877

Penny Yrizarry                        Interim Secretary &                   4,991,039           29.37
104 Cherry Lane                       Director (from 12/98)                 (Note 10)
Wilton, CT 06897

All Directors and Officers as a                                             9,744,715           48.91
Group for all Directors and
Officers during 1998

All Directors and Officers as a                                             5,293,792           31.14
Group for Directors and Officers as
of 12/31/98


            1. Does not include options which the Company has agreed to issue to the Investor Group in relation to the $1.3 million note held by such group, because those options are not first exercisable until June 30, 1999. The beneficial owners of such options, all of which have an expiration date of June 30, 2003, will include: (a) Mr. McNamara to acquire options on 1,002,000 shares with an exercise price of $.01, 765,000 shares with an exercise price of $.25, and 765,000 shares with an exercise price of $.50; (b) Mr. Hunt to acquire options on 460,000 shares with an exercise price of $.01, 345,000 shares with an exercise price of $.25, and 345,000 shares with an exercise price of $.50; and
(c) Mr. Hill to acquire options on 130,000 shares with an exercise price of $.01, 97,000 shares with an exercise price of $.25, and 97,000 shares with an exercise price of $.50.

            2. Includes currently exercisable options to purchase 225,000 restricted shares of the Company's restricted common stock that became due under the terms of the $1.3 million Investor Note upon the Company's failure to pay principal and interest when due, as follows: Mr. McNamara, 142,000 shares; Mr. Hunt, 64,575 shares; and Mr. Hill, 18,225 shares. This also includes a total of 2,000,000 shares of the Company's restricted common stock that was authorized (but not issued) as part of the consideration for the exchange of the former $1 million note for the Investor Note. This stock has piggy back registration rights but may not be traded until the Investor Note is converted. The distribution of this stock is as follows: Mr. McNamara 1,264,000 shares, Mr. Hunt 574,000 shares, and Mr. Hill 162,000 shares.

            3. Includes 300,000 restricted shares of the Company's common stock that Mr. McNamara received as compensation for serving as an Officer and Director and as a Member of the Management Committee during 1997 and 1998. Also includes options to purchase 25,125 shares of the Company's restricted common stock as compensation for serving as an Officer, Director and member of the Management Committee during 1998.

            4. Includes 200,000 shares of the Company's restricted common stock that Mr. Hill received as compensation for services as a Company Director for 1997 and 1998. This also includes options to purchase 25,125 shares of the Company's restricted common stock as compensation for serving as a Director and member of the Management Committee during 1998.

            Although the total includes 136,480 shares and options to purchase 125,000 shares of the company's common stock held by Kevin Hill, his son, and 3,648 shares held by Walter Hill, his father, Mr. Hill disclaims ownership of these shares.

            5. Includes (a) 100,000 shares of common stock which the Company has agreed to issue to Mr. Hunt (but has not yet issued in connection with his services as a member of the Management Committee for 1998; (b) 40,000 shares of common stock which the Company has agreed to issue (but has not yet issued) to Mr. Hunt for specific services performed for the Company in the second quarter of 1998; and (c) options to purchase 25,125 shares of the Company's restricted common stock as compensation for serving as a Director and member of the Management Committee during 1998.

            6. Includes (a) 300,000 shares of the Company's restricted common stock as compensation for his services as an Officer and Director during 1998;
(b) currently exercisable options to purchase 2,500,000 restricted shares of the Company's common stock at an exercise price of $.01 per share, exercisable until December 21, 2008, for his continued service, together with the liability exposure attendant thereto, as an Officer and Director of the Company after the remainder of the Company's Officers and Directors resigned in December 1998. In 1999, the Company converted the award of these options into an award of the Company's restricted common stock; (c) options to purchase 4,500 shares of the Company's restricted common stock as compensation for serving as an Officer and Director of the Company during 1998; and (d) 2,954 shares owned by The Ridge Group.

            Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 637,300 shares held by Mr. Fricke's former spouses; (c) 82,080 shares held by his father; (d) 15,473 shares that he holds as Trustee; and (e) 123,120 held by his grown children.

            7. Includes 25,000 shares of common stock which the Company has authorized, but not issued, to Mr. Percheski in connection with his joining the Company and options which the Company has agreed to issue, but has not issued, to Mr. Percheski to acquire 234,000 shares of common stock at an exercise price of $.10 per share. These options expire in April 2003.

            8.    An  incentive   bonus  of  100,000  shares  of  the  Company's
restricted common stock was authorized and awarded to Mr. Berger in 1998, but the stock was not issued until 1999.

            9. Includes options to purchase 1,000 shares of the Company's restricted common stock received as compensation for serving as an Officer and Director of the Company during 1998. Also includes 136,800 shares which are owned by Mr. Thompson's spouse. Mr. Thompson has in the past disclaimed beneficial ownership of such shares.

            10. Includes a currently exercisable options to purchase 500,000 restricted shares of the Company's common stock at an exercise price of $.01 per share, exercisable until December 21, 2008, for her service, together with the liability exposure attendant thereto, as Interim Secretary and a Director of the Company after the remainder of the Company's Officer and Directors, accept Mr. Fricke, resigned in December 1998. These options were converted, by the Company into 500,000 shares of the Company's common stock in 1999. This total also includes options to purchase 500 shares for Board meetings. Mr. Fricke is Ms. Yrizarry's former spouse, and he disclaims any beneficial ownership of these shares.

            This total also includes 4,353,739 shares owned by Mr. Fricke, her former spouse. She specifically disclaims ownership of these shares. This total does not include any shares owned or held by: (a) the Frick Family Trust; (b) Mr. Fricke's father or his children from a former marriage; (c) Mr. Frick as Trustee or (d) The Ridge Group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     During 1997 and the first half of 1998, the Investor Group, including current shareholders and persons who were directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's common stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998. The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire 1,500,000 shares of common stock at $.25 per share and 1,500,000 shares of common stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire common stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which may be exercised at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note is repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company fails to make the principal payment on the shareholder loans on September 9, 1998, the Company will be obligated to issue to the lender options to acquire an additional 75,000 shares of common stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and is currently in default. No demand has been received by the Company to issue any additional options to the lenders and no additional options have been issued under the Investor Note. None of the warrants or the options that were issued under the Investor Note has been exercised.

     On September 9, 1997, the Board of Directors authorized the issuance of the following restricted stock and options in consideration of various loans:

PERSON                            SHARES                OPTIONS
------                            -------               -------

Michael Mareneck                   87,500                87,500
Basil Borque                       25,000                25,000
Sean McNamara                     142,000               143,000
Nicky Hunt                         50,000                50,000
Richard Hill                       12,500                12,500
John McNamara                      25,000                25,000
Michael Mareneck                   12,500                12,500

These options were exercisable until September 9, 2002 at a price of $.25 per share but were cancelled as a result of the foregoing $1.3MM loan.

     In lieu of cash payments for their service as members of the Board of Directors and committee members, The Company has agreed to issue stock and/or options to the members of the Board of Directors. In 1997, the Company agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted common stock for their services. On January 16, 1998 and in lieu of monetary compensation, the Board of Directors authorized: (1) the issuance of stock options to the members of the Management Committee (Messrs. McNamara, Hunt and Hill) to purchase 100,000 shares of the companies restricted common stock at a price of $.01 per share and exercisable for a period of five years; (2) the issuance of stock options to the members of the Management Committee to purchase, at $.01 per share, $2,500 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each month and exercisable for a period of five years; and (3) the issuance of stock options to each member of the Board of Directors (Messrs. McNamara, Hunt, Hill and Fricke) to purchase, at $.01 per share, $500.00 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each board meeting and exercisable for a period of five years. None of these options have been issued and none of these options have been exercised.

     On June 1, 1998, Nicky Hunt was granted options to purchase up to 40,000 shares of the Company's restricted common stock at a price of $.01 per share for doing the due diligence in connection with Norfield Corporation.

     During 1998, the Company issued its restricted common stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized the following as compensation and incentive pay: 100,000 shares of restricted common stock to Robert Berger; and (2) 25,000 shares of restricted common stock plus options to purchase 234,000 shares of restricted common stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski.

     On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's common stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a director and officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its common stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

     In July, 1998, the Investor Group commenced legal action against certain former officers, employees and consultants of the Company, including Messrs. Stephen Thompson, Robert Thompson, Clement Royer and Paul Grillo. The action, initiated in Superior Court for the Judicial District of Stamford/Norwalk at Stamford, sought compensatory damages of not less than $685,000, attachment on the defendants' property to secure a judgment, and punitive damages. Pursuant to Connecticut procedures, the matter first seeks a pre-judgment attachment of defendants' property. The causes of action stated in the complaint are fraud and violation of state securities law. This action settled in 1998 with Messrs. Stephen Thompson, Robert Thompson, Clement Royer, and Paul Grillo delivering the majority of their stock holdings in the Company to Messrs. McNamara, Hunt and Hill. The Company was not a party to this action.

     The Company agreed to provide Richard J. Fricke, President, Chief Executive Officer and Director of the Company, with office space, facilities, fixtures, equipment supplies and secretarial services and to allow him to operate and maintain a legal practice independent of the Company. This agreement terminated as of August 1998. The value of such services is estimated to be approximately $3,525 through August 1998. Thereafter, Mr. Fricke moved his law practice to 440 Main Street, Ridgefield, Connecticut and has been providing space for the Company, without charge, since that date.

     Mr. Fricke also is one of the licensors under the foam Technology license; however, he renounced his interest in the license in 1998. See "Item 1. Description of Business - Licenses."

     The Ridge Group, a Connecticut general partnership in which Mr. Fricke and Stephen J. Thompson - a former Director, President and Chief Executive Officer of the Company, and a beneficial owner of approximately 10% of the Common Stock
- - each owned a 50% equity interest, has loaned the Company approximately $384,000 in demand obligations at no interest. In addition, Stephen Thompson has in his individual capacity loaned the Company an additional $108,100 in demand obligations at no interest. These loans have been forgiven and Mr. Thompson's interest in the Ridge Group has been terminated.

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

            Exhibit
            No.                 Description
            -------             -----------


            3.1*                Certificate of Incorporation of the Company

            3.2*                By-Laws of the Company

            4* Copy of specimen certificate representing shares of common stock, $.0001 par value per share, of the Company

            10.1*               Asset    Purchase    Agreement   and   Plan   of
                                Reorganization   between  the  Company  and  SAC
                                Delaware dated August 21, 1995

            10.2* Lease Agreement between Nicholas R. Dinapoli, Jr., as Trustee for Brookfield Commerce and the Company for property located at 27 Governors Street, Ridgefield, Connecticut, dated February 22, 1993

            10.3* Lease Agreement between Nicholas R. Dinapoli, as trustee for Brookfield Commerce, and the Company for property located at 91 Commerce Drive, Brookfield, Connecticut, dated February 22, 1993

            10.4* Supply Agreement for paint stripping products between Samax Enterprises, Inc. and the Company dated January 5, 1996

            10.5* License Agreement for coatings and sealants Technologies between Richard B. Kennedy and the Company as licensee dated December 9, 1992

            10.6* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

            10.7* License Agreement for fire retardant applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

            10.8* Amendment to Technology License Agreements of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated August 23, 1993

            10.9*               Employment Agreement between the Company and Mr.
                                Stephen J. Thompson dated August 13, 1991, as amended

            10.10*              Employment Agreement between the Company and Mr.
                                Richard J. Fricke dated August 13, 1991, as amended

            10.11*              Employment Agreement between the Company and Mr.
                                Robert F. Thompson dated January 31, 1996

            10.12* Consulting Agreement between SSC Marketing, Inc and the Company dated as of November 1, 1996

            10.13*              Customer   Service    Agreement    between   SSC
                                Marketing, Inc and the Company dated as of November 1, 1996

            10.14** License Agreement between Clement H. Royer and the Company dated as of February 19, 1997, relating to NaturalCool technology

            10.15**             Chase-Royer Commercial Transaction among Rudolph
                                L. Chase, Natural Cool, Ltd., Natural Cool, Inc., and Clement H. Royer, dated as of March 1, 1997, relating to conveyance of rights to NaturalCool technology

            10.16**             Financial Accord among Rudolph L. Chase, Raymond
                                C. Chase, and Clement H. Royer, dated as of March 1, 1997, relating to royalties on NaturalCool Technology

            10.17** Agreement between Natural Cool, Inc., and the Company dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

            10.18** License Agreement between Rudolph Chase and Raymond Chase, and the Company dated as of May 6, 1998, relating to licensing of NaturalCool patent rights

            10.19** Promissory Note of Natural Cool, Inc., guaranteed by the Company, dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

            10.20** Bill of Sale of Rudolph Chase and Raymond Chase, dated as of May 6, 1998, relating to sale of stock of Natural Cool, Inc. to the Company

            10.21** Bill of Sale of Natural Cool, Inc, dated as of May 6, 1998, relating to sale of assets of Natural Cool, Inc. to the Company

* Incorporated by reference from the Registrant's Registration Statement on Form 10-KSB filed December 31, 1996.

** Incorporated by reference from the Company's Form 10-KSB for fiscal year ended December 31, 1997 and filed as of September 3, 1998.

(b)  Reports on Form 8-K.

            The following Form 8-Ks were filed during the fiscal year ended December 31, 1998:

            FORM        DATE OF REPORT          DESCRIPTION
            ----        --------------          -----------

            8-K         January 23, 1998        Decision   not  to   renew   the
                                                engagement   of  the   Company's
                                                independent            auditors;
                                                Restatement   of  the  Company's
                                                sales,  and intention to restate
                                                the  Company's   1997  financial
                                                statements.

            8-K         March 10, 1998          Resignation    of   Stephen   J.
                                                Thompson  as a  Director  of the
                                                Company.

            8-K         April 14, 1998          The  Company's  engagement  of a
                                                new independent accountant.

            8-K         July 15, 1998           Acquisition of substantially all
                                                of  the   assets   of   Norfield
                                                Corporation

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                TABLE OF CONTENTS


Report of Independent Auditors -
  Green, Holman, Frenia and Company, LLP                                  F-1

Balance Sheets,
  December 31, 1998 and 1997                                              F-2

Statements of Operations,
  For the Years Ended December 31, 1998 and 1997                          F-3

Statements of Changes in Stockholders' Deficit,                           F-4
  For the Years Ended December 31, 1998 and 1997

Statements of Cash Flows,                                                 F-5
  For the Years Ended December 31, 1998 and 1997

Notes to Financial Statements                                          F-6--F-14

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

Date: 11/26/01                    By:    /s/ Richard J. Fricke
                                     -------------------------------------------
                                         Richard J. Fricke
                                         President & Chief Executive Officer

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS



Independent Auditors' Report                                             F-1

Balance Sheets,
December 31, 1998 and 1997                                               F-2

Statements of Operations,
For the Years Ended December 31, 1998 and 1997                           F-3

Statements of Changes in Stockholders' Deficit,                          F-4
For the Years Ended December 31, 1998 and 1997

Statements of Cash Flows,                                                F-5
For the Years Ended December 31, 1998 and 1997

Notes to Financial Statements                                         F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheets of Safe Alternatives Corporation of America, Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 1998 and 1997 and the results of its operations, stockholders' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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




                                  /s/ GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P. Certified Public Accountants


Woodbridge, New Jersey
September 24, 2001


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                   1998            1997
                                                              ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                                        $      7,219    $     12,282
  Accounts receivable                                               67,219          31,187
  Inventory                                                           --           159,473
                                                              ------------    ------------

  Total current assets                                              74,438         202,942
                                                              ------------    ------------
Property and Equipment, Net                                         46,860         117,327
                                                              ------------    ------------

Other Assets:
  Intangible cost                                                  383,799            --
  Deposits and other noncurrent assets                                --            72,713
                                                              ------------    ------------

  Total other assets                                               383,799            --
                                                              ------------    ------------

                                                              $    505,097    $    392,982
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts payable and other accrued expenses                 $    213,830    $    104,769
  Current maturities of stockholders' loans                      1,300,000         625,100
  Convertible debentures                                           726,500            --
                                                              ------------    ------------

  Total current liabilities                                      2,240,330         729,869
                                                              ------------    ------------

Other Liabilities:
  Stockholders' loan, net of current
   maturities                                                         --           526,665
  Loss contingency                                                  26,000          26,000
                                                              ------------    ------------

  Total other liabilities                                           26,000         552,665
                                                              ------------    ------------

Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   13,695,960 shares in 1998 and
   12,471,120 in 1997                                                1,247           1,247
  Additional paid-in capital                                    15,235,876      15,227,876
  Accumulated deficit                                          (17,000,515)    (16,120,834)
  Subscriptions issuable                                             2,160           2,160
                                                              ------------    ------------

                                                                (1,761,232)       (889,551)
Treasury stock                                                          (1)             (1)
                                                              ------------    ------------

Total stockholders' deficit                                     (1,761,233)       (889,552)
                                                              ------------    ------------

                                                              $    505,097    $    392,982
                                                              ============    ============


            See auditor's report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                           DECEMBER 31, 1998 AND 1997


                                             1998            1997
                                        ------------    ------------

Sales                                   $    270,230    $    134,464

Cost of Goods Sold                           358,432          72,890
                                        ------------    ------------

Gross Profit (Loss)                          (88,202)         61,574
                                        ------------    ------------
Operating Costs:
  Selling, general and administrative        794,819       3,506,715
  Research and development                    20,903         265,736
  Depreciation and amortization              121,231          57,806
                                        ------------    ------------

  Total operating costs                     (936,953)     (3,830,257)
                                        ------------    ------------

Loss from Operations                      (1,025,146)     (3,768,683)
                                        ------------    ------------

Other Income and Expenses:
  Convertible note fees                     (112,300)           --
  Interest expense - stockholders           (104,000)        (20,906)
  Estimated litigation settlement               --           (26,000)
  Forgiveness of shareholder loan            361,765            --
                                        ------------    ------------

  Total other income and expenses            145,465         (46,906)
                                        ------------    ------------

Loss Before Extraordinary Item              (879,681)     (3,815,589)

Extraordinary Item                              --          (621,000)
                                        ------------    ------------

Net Loss                                $   (879,681)   $ (4,436,589)
                                        ============    ============

Net Loss per Common Share               $      (.067)   $      (.038)
                                        ============    ============

Average Number of Common Shares           13,083,540      11,415,628
                                        ============    ============






            See auditors' report and notes to financial statements.


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




                      Common Stock                                                            Treasury Stock
              ---------------------------    Additional                                ---------------------------
                                              Paid-in      Accumulated   Subscription
                 Shares         Amount        Capital        Deficit       Issuable       Shares         Amount          Total
              ------------   ------------   ------------  ------------   ------------  ------------   ------------   ------------
Balance at
12/31/97        12,471,120   $      1,247   $ 15,227,876  $(16,120,834)  $      2,160       (11,682)  $         (1)  $   (889,552)

Proceeds
from Paid-
In Capital                                         8,000                                                                    8,000

Issuance of
common
shares           3,704,653              0                                                                                       0

Redemption
of common
shares          (2,479,813)             0                                                                                       0

Net Loss                                                      (879,681)                                                  (879,681)
              ------------   ------------   ------------  ------------   ------------  ------------   ------------   ------------

Balance at
12/31/98        13,695,960   $      1,247   $ 15,235,876  $(17,000,515)  $      2,160       (11,682)  $         (1)  $ (1,761,233)
              ============   ============   ============  ============   ============  ============   ============   ============




            See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                     1998           1997
                                                 -----------    -----------

Cash Flows from Operating Activities:

Net Loss                                         $  (879,681)   $(4,436,589)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                      121,231         57,806
  Estimated litigation settlement                       --           26,000
  Non-cash compensation and commissions                 --        3,030,769

  Changes in assets and liabilities:
   Accounts receivable                               (36,032)       (19,025)
   Advance to employees                                 --           19,927
   Inventories                                       159,473       (146,286)
   Deposits and other noncurrent assets               72,713        (60,149)
   Accounts payable and accrued expenses             129,262       (156,203)
                                                 -----------    -----------

Net Cash Used in Operating Activities               (433,034)    (1,683,750)
                                                 -----------    -----------


Cash Flows from Investments Activities:
  Additions to fixed assets                          (50,764)       (34,812)
                                                 -----------    -----------

Net Cash Used in Investing Activities                (50,764)       (34,812)
                                                 -----------    -----------

Net Cash Flows from Financing Activities:
  Principle payments on long-term debt              (255,765)          --
  Proceeds from issuance of convertible
   notes                                             726,500           --
  Proceeds from stockholders' loan                      --          832,700
  Repayment of stockholders' loan                       --         (148,000)
  Proceeds from paid-in capital                        8,000           --
  Net proceeds from issuance of common
   stock and subscriptions                              --        1,042,150
                                                 -----------    -----------

Net Cash Provided by Financing Activities            478,735      1,726,850
                                                 -----------    -----------


Net Increase (Decrease) in Cash                       (5,063)         8,288

Cash, Beginning of Year                               12,282          3,994
                                                 -----------    -----------

Cash, End of Year                                $     7,219    $    12,282
                                                 ===========    ===========




            See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.       Reorganization and Basis of Presentation
-------------------------------------------------

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

Operations
----------

The Company has secured exclusive manufacturing, marketing, and distribution rights to certain patented, patent pending and application-in-process technologies. Such technologies are associated with paint stripping chemicals, water-based foams, and an ambient air exchanger.

2.       Summary of Significant Accounting Policies
---------------------------------------------------

Method of Accounting
--------------------

The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management, under certain circumstances, to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allowance for Doubtful Accounts
-------------------------------

The Company considers trade receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Inventories
-----------

Inventories, primarily finished goods, are stated at the lower of cost (first-in, first-out method) or market value. However, as of the December 31, 1998 year-end, the Company elected to write-off 100% of inventory.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


2.       Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost. Depreciation is provided on a straight-line basis over estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the lease term or economic life of the related improvement. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation expense was $121,231 and $49,696 for the years ended December 31, 1998 and 1997, respectively.

Organization Costs
------------------

Organization costs are amortized over 60 months using the straight-line method. Amortization expense was $0 and $8,110 for the years ended December 31, 1998 and 1997, respectively.

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share.



                                                   1998            1997
                                              ------------    ------------


  Loss used in basic EPS                      $   (879,681)   $ (4,436,589)
                                              ============    ============
  Weighted average number of common
    shares used in basic EPS                    13,058,480      11,415,628
                                              ============    ============

  Net loss per common share                   $      (.067)   $      (.038)
                                              ============    ============


3.       Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses and has a working capital deficiency. At December 31, 1998 and 1997, current liabilities exceed current assets by $2,165,892 and $526,927, and total liabilities exceed total assets by $1,761,232 and $889,552. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


4.       Leases
---------------

The Company rents its office space under a non-cancelable operating lease agreement, which expires on September 30, 1998. In addition, the Company is also leasing a laboratory and testing facility under a non-cancelable operating lease expiring on February 28, 1998.

Rent expense was $77,328 and $138,868 for the years ended December 31, 1998 and 1997, respectively.

5.       Stockholders' Deficit
------------------------------

Treasury Stock
--------------

Treasury stock represents 11,682 shares (recorded at cost) being held in trust (by Richard J. Fricke, an officer of the Company) to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.

Shares Issued as Compensation and Commission
--------------------------------------------

During 1998 and 1997, respectively, 620,000 and 1,098,000 fully vested shares of the Company's common stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, were $0 and $1,508,150 for 1998 and 1997, respectively, and has been recorded as compensation expense.

In addition, during 1998 and 1997, respectively, 600,000 and 686,080 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 and $841,620 for 1998 and 1997, respectively, and have been recorded as compensation expense.

6.       Income Taxes
---------------------

The Company has available unused operating loss carryforwards at December 31, 1998 of approximately $8,799,681 for federal purposes and $8,770,681 for state purposes that may be applied against future taxable income for federal and state liability, respectively. Cumulative net operating loss carryforwards as of December 31, 1997 as reported on the Company's federal and state income tax returns approximated $7,920,000 and $7,891,000.

The tax benefit of the cumulative carryforwards as of December 31, 1998 & 1997 is approximately $2,991,000 and $2,690,000 for federal and approximately $790,000 and $828,000 state, offset in full by a valuation allowance.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


7.       License Agreements
---------------------------

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

Failure to pay the minimum weekly and/or monthly payments may result in the Company's loss of the exclusivity of such licenses. Failure to pay royalties due under any license may result in the termination of the exclusivity of such license.

Currently, the Company is out of compliance with the minimum payment provisions and has a non-exclusive license. Mrs. Kennedy brought an action against the Company to obtain the minimum payments under the licenses. The action was arbitrated during 1999. The Company lost the exclusivity of the license in the arbitration, but was not required to pay any sums of money to Mrs. Kennedy. (See "Note 11").

During 1997, the Company modified the payment terms of the licensing agreements, thus causing the agreements to become non-exclusive.

8.       Related Party Transactions
-----------------------------------

Stockholders' Loans
-------------------

During 1997 and the first half of 1998, the Investor Group, including current shareholders and persons who were directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's common stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


8.       Related Party Transactions (continued)
-----------------------------------------------


Stockholders' loans at December 31, 1998 and 1997, consisted of the following:

                                                          1998         1997
                                                       ----------   ----------
Unsecured demand note to a Partnership of two
stockholders, bearing no interest                      $     --     $  352,965

Unsecured demand note to a stockholder, bearing no
interest                                                     --          8,800

Unsecured notes to five  stockholders,  bearing
interest at 8%. One-third of the outstanding balance
is due September 1998,  including  interest.  The
remaining balance is due January 1999, including
interest                                                1,300,000      790,000
                                                       ----------   ----------

Total                                                   1,300,000    1,151,765

Less current maturities                                 1,300,000      625,100
                                                       ----------   ----------

Long-term debt, net of current maturities              $        0   $  526,665
                                                       ==========   ==========

Aggregate maturities required on stockholders' loans at December 31, 1998 are as follows:

                   Year                              Amount
                   ----                              ------

                   1999                            $1,300,000
                   2000                                     -
                   2001                                     -
                   Thereafter                               -
                                                   ----------

                   Total                           $1,300,000
                                                   ==========

Officers' Compensation
----------------------

The officers of the Company have employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses. Amounts actually paid to the officers in 1998 and 1997 amounted to $58,846 and $36,000 in each of the years, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years.

Licensing Agreement
-------------------

An officer of the Company has an interest in one of the licenses discussed above. For the years ended December 31, 1998 and 1997, there have been no payments to such officer under the aforementioned agreements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


9.       Marketing Agreement
----------------------------

The Company has entered into two agreements with SSC - a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996 and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under the terms of the Consulting Agreement, SSC will provide the Company with a comprehensive sales and marketing program for the Company's products, including hiring sales representatives, developing sales contacts, marketing plans, advertising campaigns, customer service programs, and sales accounting and reporting systems. The Company will pay SSC a flat fee of $8,000 per month, an additional fee of $4,000 for each sales manager engaged by SSC to service the Company's account, with a minimum of three such sales managers to be so engaged, plus approved expenses of SSC and its sales managers. In addition, in the event SAC's annual revenues exceed $2,600,000, the Company shall pay each sales manager a 2% commission on gross revenues generated in their respective territories. In the event the Company's annual revenues exceed $2,800,000, the Company shall pay SSC a 5.5% commission on the Company's gross revenues, with the $8,000 monthly payments to be credited against the payment of such commissions. Under the terms of the Service Agreement, SSC will provide the Company with order entry, billing, order tracking, sales forecasting and planning, and information processing services. The Company will pay SSC an additional $5,000 per month for such services, provided that, if at any time the volume of SAC's business exceeds SSC's ability to adequately perform such services, the parties shall agree upon an increased fee. A failure to so agree will result in termination of the Service Agreement.

In December 1997, the Company terminated this agreement for cause. Subsequently, SSC Marketing filed a lawsuit for alleged breach of contract. The Company believes the suit is completely without merit and intends to vigorously defend its position.

10.      Extraordinary Item
---------------------------

During the year ended December 31, 1997, the former President and Chief Executive Officer of Safe Alternatives Corporation of America, Inc. issued
464,000 shares in the Company to several individuals and unrelated companies. Management has not been able to ascertain if there was any known or documented reason. The fair market value of these issued shares totaled $621,000. Management has determined not to proceed with any legal action in connection with this matter.

11.      Contingencies
----------------------

On May 29, 1998, SSC Marketing, Inc. ("SSC") filed an action (SSC Marketing, Inc. v. Safe Alternatives) against the Company in federal court in the Southern District of New York. By agreement, the suit was moved to the District of Connecticut (D. Conn. File No. 3: 98cv1312 JBA). The complaint contained four counts, each requesting a judgment for $180,880 plus interest and attorney's fees. The suit alleged breach of contract, misrepresentation by the complaint and brought various counterclaims against SSC. This action settled and, in September 1999 was dismissed. The Company subsequently delivered 500,000 shares of its restricted common stock to SSC's designee pursuant to the settlement agreement.

In 1998 the Company arranged a settlement with SSC Marketing, where the Company agreed to transfer 500,000 shares of common stock for a general release.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


11.      Contingencies (continued)
----------------------------------

To the best of the Company's present knowledge, Mr. Melvin Kanan threatened to bring an action against Mr. Stephen Thompson and/or the Company alleging, among other things, securities fraud violations. The Company believes that Mr. Thompson settled this litigation in 1998 by causing the Company to issue 110,000 shares of the Company's common stock to Mr. Kanan.

The Company commenced an action against Mr. Clement Royer, the former president of the Company's Natural Cool Division, in November 1997, which was settled in June 1998. The complaint sought the return of corporate records, test data and the like, as well as compensatory damages and attorney's fees. The terms of the settlement involved Mr. Royer's returning all corporate documents and disclaiming any rights to the NaturalCool product.

An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. The Company's financial statements for the year ending December 31, 1997 and 1998 include a provision for loss of $26,000 to reflect this matter.

Ms. Kathleen Kennedy, the licensor under certain technology licenses with the Company, brought an arbitration action in 1999 against the Company, claiming past due minimum royalty payments of approximately $145,000. The arbitrator held that although the Company did not owe any money or damages to Ms. Kennedy, the licenses were now non-exclusive because of the Company's failure to pay the licensing fees.

At March 31, 1998, a contingent liability for payroll taxes attributable to the issuance of stock as compensation exists. The amount of this liability has not yet been determined as it is subject to certain valuation issues surrounding the issuance of stock.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


12.      Acquisition
--------------------

On May 5, 1998, the Company purchased the assets of Natural Cool, Inc. in exchange for the Company's assumption of approximately $152,700 of the seller's debts. The purchased assets consist of inventory, fixed assets, and all other tangible and intangible property.

13.      6% Convertible Note
----------------------------

On March 10, 1998 the Company entered into an Agency Agreement with Alexander Wescott & Co., Inc. ("AWC") for the offer and sale of 6% Convertible Notes, with maximum gross proceeds not to exceed $1,000,000. The notes bear interest at the rate of six percent (6%) per annum, payable semi-annually in arrears, in cash or, at the Company's option, in shares of Common Stock of the Company. The notes mature on the earlier of (i) the first anniversary of the initial closing of the proposed offer (April 10, 1999), and (ii) a sale of all or substantially all of the Company's assets or a merger, acquisition or consolidation in which the Company is not the surviving corporation. The notes rank senior to all other indebtedness of the Company now or hereafter existing, other than indebtedness to banks, in terms of priority and security, and may not be prepaid without the holder's consent. The principal amount of each Note shall be converted into shares of Common Stock, at the option of the holder, commencing on the earlier of (a) ninety(90) days following the filing of the Registration Statement with the Securities and Exchange Commission and (b) the date the Commission declares the Registration Statement effective.

The conversion price per share shall equal the lower of (i) seventy percent (70%) of the average closing bid price per share of Common Stock on the NASDAQ for the five trading days immediately preceding the conversion date and (ii) twenty-five cents ($.25).

AWC is to receive a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of Common Stock at an exercise price of $.30 per share expiring June 28, 2003.

In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999.

As of December 31, 1998 $726,500 of such notes had been subscribed to, with the proceeds held in escrow pending closing to occur in April.

As of December 31, 1998 none of these warrants have been exercised.

14.      Restricted Stock Sales
-------------------------------

During 1998, the Company issued its restricted common stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized the following as compensation and incentive pay: 100,000 shares of restricted common stock to Robert Berger; and (2) 25,000 shares of restricted common stock plus options to purchase 234,000 shares of restricted common stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


15.      Intangible Asset
-------------------------

During the first quarter of 1998 the company and the "Investor Group" in consideration for not demanding immediate payment agreed to exchange all of the outstanding balance due plus accrued interest of $916,201 for a new note at $1,300,000 plus two (2) million shares of restricted common stock. As a result of this exchange, the Company recognized a non-cash transaction of $383,799 that was required to gross up the original note balances to its current balance of $1,300,000. This amount has been capitalized as an intangible asset.

16.      Cash Flow Information
------------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31, 1998 and 1997 were zero.

17.      Subsequent Events
--------------------------


In 2001 the Company settled its lawsuit with the creditors with the estate of Samuel L. Beinstein for $10,000.

Also, in 1999 as per the board minutes, the Company issued 13,000,000 shares of common stock to an officer, who is the sole active officer.

In October 2001 the Company issued 4,000,000 shares of restricted common stock to the remaining shareholders in the Investor Group. These shares were issued in consideration of a waiver by the members of the Investor Group of all money owed to them and the waiver of all rights to or under any stock, options, warrants or other rights to additional stock in the Company.