Form 10KSB
period 1999-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-01-07
CIK 1025856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ______ to _______.

Commission File Number 000-21627

                 Safe Alternatives Corporation of America, Inc.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                          06-1413994
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                          Identification No.)

                 440 Main Street, Ridgefield, Connecticut 06877
             ------------------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (203) 438-4918

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.
                                      Name of each exchange on which registered:
                                                         NASD OTC Bulletin Board

Page 1 of 36 Pages. Exhibits are indexed on page 32.

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

State issuer's revenues for its most recent fiscal year.  $130,205

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act): As of December 31, 1999, the aggregate market value of the 13,003,779 shares of Common Stock held by non-affiliates of the Registrant was about $1,300.38.

As of December 31, 1999, there were 30,330,960 shares of Common Stock issued and outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):  Yes    No X

               CAUTION: FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Form 10-KSB contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The forward-looking statements and related information are based upon the beliefs of the Company or management at the time covered by this report. When used in this document, the words "anticipate", "believe", "estimate", "expect", "should", "could", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements and information involve known and unknown risks, uncertainties, assumptions, and other factors that reflect the view of the Company's management regarding future events. The actual results, performance or achievements of the Company may be materially different from the views expressed or implied by the forward-looking statements or information should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. In each instance, forward-looking information should be considered in light of this, and should not be regarded as a representation by the Company or any other person that the objectives, plans, statements or information will be achieved.

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

     On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased the business (the "Business"), including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the "Reorganization"), and commenced operations. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

     In connection with the Reorganization, SAC-Delaware was liquidated, and SAC-Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC-Delaware that was owned. Consequently, all of the share and per-share figures included herein reflect the Reorganization. The Agreement provided for the Company's purchase of all of SAC-Delaware's assets in consideration for, among other things, (i) the assumption of all of
SAC-Delaware's liabilities, (ii) the issuance and delivery to SAC-Delaware of 8,000,000 shares of the Common Stock, representing approximately 94% of the then issued and outstanding shares of Common Stock as of the date of the Closing; and
(iii) a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets acquired by the Company pursuant to the terms of the Agreement, payable on a pro rata basis to the stockholders of SAC-Delaware. The Royalty is payable on a quarterly basis during the sixty months immediately following the closing of the Reorganization, and the cumulative total of all Royalty payments is limited to a maximum of $8,500,000. The Royalty does not apply to any revenues generated by the sale of the Company's paint stripping product, AmeriStrip(TM), or its NaturalCool(TM) product, which technologies were acquired after the Reorganization. The Company does not anticipate paying any royalties as described above because the Company's current and anticipated sales efforts are focused on products not subject to the Royalty.

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

     By 1999, the business operations were conducted from Derby, Vermont, and the Company was in the process of reducing overhead.

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

          2. Water-Based Foams for Insulation Material (continental United States license). The foam product was in the final stages of development and the Company was evaluating the appropriate mechanism for application of the product onto its intended surface. During 1998, the Company engaged in some limited testing of this product with Underwriter's Laboratories, but was unable to continue to commercialize this product during 1998 because it lacked the financial resources.

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

     The Company entered into two agreements with SSC Marketing, Inc. ("SSC"): a consulting agreement (the "Consulting Agreement") dated as of November 1, 1996, and a customer service agreement (the "Service Agreement") dated as of December 15, 1996. Under these contracts, SSC was to provide comprehensive sales, marketing, billing, and information services to the Company for a fee. SSC's efforts, however, produced aggregate sales of less than $100 through December 31, 1997, and the Company terminated the SSC agreements as of March 15, 1998. On May 29, 1998, SSC filed an action against the Company. The Company responded to this suit and brought counterclaims against SSC. The action was settled. It was dismissed in September 1999, and subsequently the Company delivered 500,000 shares of its restricted Common Stock to SSC's designee pursuant to the terms of the settlement. See "Item 3-Legal Proceedings."

     The Company no longer out-sources its sales and marketing functions. In April 1998, the Company hired Mr. Robert Berger to lead its sales and marketing efforts and an additional salesperson to assist in such functions. There were no significant sales or marketing activities during 1998 or 1999. Mr. Berger and the additional salesperson resigned in December 1998.

     During 1999 and 2000, the sales and marketing were generally handled through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the NaturalCool product. The Company continued to sell the Ameristrip product over internet.

     Paint Stripping Chemicals - AmeriStrip. AmeriStrip was the Company's first product to be offered in the marketplace. The product has been sold to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to contractors working for the school construction authority in New York City to remove lead paint from the City's public schools, as well as to other customers. The Company's sales efforts to place its paint stripping product with contractors using the product to de-lead New York City public schools accounted for more than seventy-three percent (73%) of the Company's 1998 revenues and fifty-four percent (54%) of its 1999 revenues.

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

     Foams. The Company was unable to fund any sales or marketing efforts for its foam products in 1999 due to its financial position.

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

Sources and Availability of Raw Materials and Principal Suppliers:
-----------------------------------------------------------------

     NaturalCool. All of the raw materials for manufacturing these products are off-the-shelf and readily available to the Company from numerous suppliers. The Company does not anticipate any difficulty obtaining raw materials in quantities and at prices acceptable to the Company. The units are assembled at the Company's Newport, Vermont facility.

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

Dependence on Major Customers:
-----------------------------

     As of the end of 1999, the Company had no major customers.

Intellectual Properties:
-----------------------

     Technologies/Licenses.

            NaturalCool: In February 1997, the Company sublicensed the right to market, on a worldwide basis, the NaturalCool system products from Mr. Clement Royer, who had previously received a license to market such products from Natural Cool, Inc., a Vermont corporation. Natural Cool, Inc. holds a master license from the inventors to market and manufacture the NaturalCool products on a worldwide basis. In May 1998, following the Company's termination of Mr. Royer, the Company obtained a license to market and manufacture products covered by the NaturalCool patent directly from the inventors and holders of the patent. Subsequent to Mr. Royer's termination and prior to May 1998, the license required the Company to pay a royalty of $200 per unit, as each unit was manufactured, and the Company was obligated to manufacture at least 500 units per year. A payment of $20,000 was made to the licensor to initiate the license. In May 1998, the Company purchased the NaturalCool name, inventory and related assets, and entered into a new license, which expires in May 2008, for the technology directly with the inventors. Under the new license the Company is obligated to pay a royalty of $100 for each NaturalCool unit sold, subject to a minimum annual payment of $30,000, to be applied against royalties. The minimum royalty of $30,000 for the period May 1998 through April 30, 1999 has been prepaid by the Company. The Company did not pay any additional royalties during 1999.

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

            Paint  Stripping   Chemicals  -  AmeriStrip.   Because  the  Company
developed its own paint stripping compound, the Company does not intend to avail itself of that certain supply agreement with Samaz Enterprises, Inc.

     The Company's paint stripping products are proprietary in nature. These products are not patented, but are covered by trade secrets. It has been determined by the Company and the manufacturer that it is preferable not to seek patent protection, but rather to protect this technology through trade secrets. In 1999, the majority of the Company's sales of this product were to contractors in the lead abatement field. The Company believes that the sales effort of the Company has been severely limited by the insufficient working capital position of the Company.

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

Research and Development:
------------------------

     During the years ended December 31, 1999 and 1998, the Company spent $0 and $21,000, respectively, in connection with its research and development efforts. The Company did not complete its research and development on any potential products, other than the paint stripping product, derived from the technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended. Although management believed that they would be able to develop a fire retardant foam insulation product, the Company lacked the funds to continue the research or development of that or any other product. The Company's efforts to develop and market a fire retardant foam insulation product were discontinued in 1998.

     All of the Company's research and development efforts were conducted at the Company's laboratory facility in Brookfield, Connecticut. See "Item 2. Properties." In February 1998, the Company closed its research facility in Brookfield, Connecticut. The closing of the facility may have a material adverse effect on the Company's ability to perform research and development on products other than the paint stripper or NaturalCool.

Employees:
---------

     As of December 31, 1999, the Company had four (4) paid employees, including one (1) Officer. As of such date, the Company did not have any consultants. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory.

Reports Filed with the SEC:
--------------------------

     The Company is attempting to file its Forms 10-KSB for fiscal years 1998 through 2000. The 10-KSB for 1998 was filed with the Securities and Exchange Commission on November 27, 2001. The public may read and copy these materials at the SEC'S Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues at http://www.sec.gov.

ITEM 2.  PROPERTIES:

Principal Plants:
----------------

     The Company does not own any real property.

     In September 1998, the Company allowed the Ridgefield Lease to expire and moved its corporate offices to 440 Main Street, Ridgefield, Connecticut 06877, which is Mr. Fricke's law office. Mr. Fricke has provided space to the Company, without charge, since September 1998.

     As of January 1, 1999, the Company leased, on a month to month basis, approximately 12,000 square feet of space at P.O. Box 625, Derby Road, Newport, Vermont 05855 at $4,000 per month. By December 31, 1999, the Company had reduced the space to 3,530 square feet at $1,275 per month.

     The Company believes its facilities are suitable and adequate for its existing operations and those reasonably expected in the next twelve months. With the exception of the NaturalCool units, which are manufactured in Newport, Vermont, and the fulfillment of Internet sales and samples which is carried out in Newport, Vermont, the Company's facilities are not suitable for manufacturing and distributing products in significant quantities. Therefore, the Company intends to rely on outside manufacturers to manufacture its products as they are developed and marketed. The Company currently does not possess the capacity to manufacture any of its products in anything more than sample quantities in a laboratory facility. Although the Company has identified certain companies which it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been entered into as of this date. The AmeriStrip product is being manufactured on a batch-by-batch basis.

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

     An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No. 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. The Company's financial statements for the year ending December 31, 1997 and 1998 include a provision for loss of $26,000 to reflect this matter. Judgment against the Company and in favor of the Trustee was entered in this matter on or about April 5, 2000 in the amount of $140,000. On or about October 23, 2001, the Bankruptcy court approved a settlement agreement whereby a Satisfaction of Judgment will be entered in this matter upon the Trustee's receipt of $10,000 to be paid on behalf of the Company. This agreement terminates if not completed on or before January 15, 2002, unless extended in writing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 1999.

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

     The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 1998 and 1999 are not available to the Company as of the date of filing this report due to the Company's lack of funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's Common Stock for fiscal years 1998 and 1999 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                      1998                         1999

                               Low           High           Low           High

     First Quarter            $0.063        $0.200         $0.031        $0.090
     Second Quarter           $0.130        $0.390         $0.021        $0.060
     Third Quarter            $0.150        $0.560         $0.021        $0.080
     Fourth Quarter           $0.031        $0.280         $0.011        $0.030

Holders:
-------

     The Company had approximately 1,557 holders of record of its Common Stock as of December 31, 1999.

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

     During 1997 and the first half of 1998, Messrs. Sean McNamara, Nicky Hunt and Richard Hill (hereinafter "the Investor Group"), who are current shareholders and who were Directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's Common Stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998. The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire 1,500,000 shares of Common Stock at $.25 per share and 1,500,000 shares of Common Stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire Common Stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which may be exercised at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor
Note is repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company fails to make the principal payment on the shareholder loans on September 9, 1998, the Company will be obligated to issue to the lender options to acquire an additional 75,000 shares of Common Stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and is in default.

     On May 29, 1999, in exchange for the issuance of 1,000,000 shares of the Company's restricted Common Stock, Nicky Hunt released the Company from: (1) paying any sums due to him, including amounts due to him under the foregoing $1.3 million Note; (2) issuing any additional stock then due or becoming due to him; and (3) any and all rights he had, including any right under any option or warrant, to receive any additional Common Stock from the Company that arose as a result of his association with the Company. Messrs. McNamara and Hill released the same obligations in October 2001 in exchange for the issuance of 4,000,000 shares of the Company's restricted Common Stock.

     On September 9, 1997, the Board of Directors authorized the issuance of the following restricted stock and options in consideration of various loans:

PERSON                            SHARES                OPTIONS
------                            ------                -------

Michael Mareneck                  87,500                 87,500
Basil Borque                      25,000                 25,000
Sean McNamara                    142,000                143,000
Nicky Hunt                        50,000                 50,000
Richard Hill                      12,500                 12,500
John McNamara                     25,000                 25,000
Michael Mareneck                  12,500                 12,500

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

     In November 2001, one of the holders of the foregoing Convertible Notes released all obligations to it under or as a result of the Convertible Notes in exchange for the issuance of 4,00,000 shares of the Company's restricted Common Stock.

     As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. As of December 31, 1999, none of these Warrants had been exercised.

     In lieu of cash payments for their service as members of the Board of Directors and committee members, The Company agreed to issue stock and/or options to the members of the Board of Directors. In 1997, the Company agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted Common Stock for their services. On January 16, 1998 and in lieu of monetary compensation, the Board of Directors authorized: (1) the issuance of stock options to the members of the Management Committee (Messrs. McNamara, Hunt and Hill) to purchase 100,000 shares of the companies restricted Common Stock at a price of $.01 per share and exercisable for a period of five years; (2) the issuance of stock options to the members of the Management Committee to purchase, at $.01 per share, $2,500 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each month and exercisable for a period of five years; and (3) the issuance of stock options to each member of the Board of Directors (Messrs. McNamara, Hunt, Hill and Fricke) to purchase, at $.01 per share, $500.00 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each Board meeting and exercisable for a period of five years. The Company's obligation to issue these options was released by Mr. Hunt in May 1999 and by Messrs. McNamara and Hill in October 2001.

     On June 1, 1998, Nicky Hunt was granted options to purchase up to 40,000 shares of the Company's restricted Common Stock at a price of $.01 per share for doing the due diligence in connection with Norfield Corporation. Mr. Hunt released the Company's obligation to issue these options in May 1999.

     During 1998, the Company issued its restricted Common Stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized the following as compensation and incentive pay: 100,000 shares of restricted Common Stock to Robert Berger (authorized but not issued until 1999); and (2) 25,000 shares of restricted Common Stock (authorized but not issued until 1999) plus options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. In 1999, the Company issued 50,000 shares of its restricted Common Stock to Scott Purvis for services he rendered to the Company.

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

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meetings that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock.

     In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 10,000,000 shares of its restricted Common Stock to Mr. Fricke in 1999.

     During 1999, Dominick Parisi purchased 2,400,000 shares of the Company's restricted Common Stock for a purchase price of $72,000 for the benefit of the Dominick G. Parisi Trust.

     No filings have been made with the SEC with respect to the foregoing transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

General:
-------

     Since the Reorganization, management of the Company has concentrated a significant portion of its efforts on the marketing and sale of the Company's paint stripping product and NaturalCool products. Efforts to develop and market the Company's foam products were terminated in 1998 due to the lack of financial resources. The Company does not intend to engage in any research and development in 2000 due to its financial condition. During 1999 the Company eliminated virtually all of its corporate overhead and focused exclusively on AmeriStrip and NaturalCool products in the hope of producing a positive cash flow and revenue.

     During 1999, the Company concentrated its sales and marketing through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the NaturalCool product. The Company continued to sell the Ameristrip product directly to its former customers and over the internet.

     The Company has had losses from operations since its inception. It is likely that the Company will continue to have losses from operations in the near-term future because it is still in the early stages of marketing its initial products and because the Company lacks financial resources. There is no assurance that the Company will have profit from operations at any time after 1999.

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

Results of Operations for the Fiscal Years Ended December 31, 1999 and 1998:

     Sales; Gross Margins; Net Losses. For the fiscal year ended December 31, 1999, sales decreased to $130,205 from $270,230 in the prior year, a decrease of $140,025 due to the reduction in marketing efforts of the Company's paint stripping product line and lower sales of the Company's NaturalCool product from 1998.

     The Company's gross margin on sales increased from (0%) in 1998 to 69% in 1999. The Company expects that, if it is successful in increasing its sales, its gross margins in the future will be maintained at the current level.

     For the year ended December 31, 1999, the Company reported a net loss of $(268,944), or $(.012) per share, as compared with $(879,681) or $(.067) per share in the prior year, a decreased loss of $610,736, or 100%, due primarily to a reduction in activity which reduced costs such as purchases of materials and payroll. The Company will continue to incur net losses as sales of its products have not materialized at levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's Common Stock. The decline in the net loss per share in 1999 from 1998 is due to a larger number of shares outstanding during 1999 along with the reduction in loss. Without the extraordinary item, the Company's 1997 operating loss was approximately $105,000 smaller than its 1996 operating loss.

     Selling, General and Administrative Expenses. For the year ended December 31, 1999, the Company incurred selling, general and administrative expenses of $233,507, as compared to $826,433 in the prior year. This reduction is due primarily to the fact that the Company has reduced costs to reflect its reduction in sales.

     During the fourth quarter of 1997 and the first half of 1998, the Company and third parties have taken a number of actions which are and will continue to have the result of significantly reducing the Company's selling, general and administrative expenses. These include: (1) termination of the Company's agreements with SSC, pursuant to which the Company paid approximately $203,000 between November 1, 1996 and December 31, 1997, which savings will be offset in part by selling expenses associated with the temporary increase in the Company's in-house sales staff; (2) resignation and termination of certain officers, employees and consultants who had been compensated in 1998 and 1997 with substantial amounts of Common Stock; and (3) closing the Company's Brookfield, Connecticut laboratory facility.

     Research and Development. For the year ended December 31, 1999, research and development expenses decreased from the prior year, declining to $0 from $20,903. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, Connecticut was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Balance Sheets:
     --------------

     At December 31, 1999, the Company had current assets of $35,090, compared to $74,438 at December 31, 1998. The decrease in current assets was primarily attributable to a decrease in accounts receivable for $67,219 to $33,624 due to reduced sales and collection of old receivables in 1999. At December 31, 1999, the Company had cash of $1,466, compared to cash of $7,219 on December 31, 1998, reflecting the slow pace of sales of the Company's products to date.

     Accounts payable and other accrued expenses increased to $333,996 at December 31, 1999, from $213,830 at December 31, 1998, primarily as a result of accrued Shareholder loan and Convertible Note interest in the amount of $122,902.

     Stockholders' loans were $926,900 and $1,300,000 at December 31, 1999 and 1998, respectfully. On January 1, 1998, the Company and the Investor Group agreed to exchange all of the current outstanding balance of $896,000 plus accrued interest, for a convertible promissory note of $1,300,000 and 2,000,000 shares of restricted Common Stock with registration rights. On May 29, 1999 Nicholas Hunt agreed to exchange, for one million shares of restricted Common Stock, his portion of the $1.3M liability, or $373,100. See "Item 5. Market for Common Equity and Related Stockholder Matters--Recent sales of Unregistered Securities." The Company has not made any payments on these Notes and is in default. As of December 31, 1999, the Company had not identified a source of repayment of any of these obligations.

     As of December 31, 1999, the Company had an accumulated deficit of $(17,269,459), which includes the net loss for fiscal year 1999 of $(268,944).

Liquidity and Capital Resources:
-------------------------------

     The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 1999, the Company had current assets of $35,090 and current liabilities of $1,987,396. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. As of December 31, 1999, the Company did not have the financial resources to operate its business, continue research and development or market its products. The Company has been financing its operations through loans from shareholders, which aggregated approximately $926,900 as of December 31, 1999 and $1,300,000 in 1998 and from approximately $726,500 in net proceeds from a private placement of convertible notes completed in April, 1998. See "Item 5. Market For Common
Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." By the end of 1998, those investors who had previously provided capital for the Company were unwilling to advance any further funds. As of year-end 1998, the Company had not identified any prospects for raising additional capital. By the end of 1999, the Company had basically moved its scaled down operations to Vermont.

     The Company has entered into agreements with the respective licensors under the licenses with respect to the various technologies under which the Company has undertaken substantial ongoing financial commitments. The Company was unable to obtain additional financing, and the Company is currently in default under such agreements. See "Item 1. The Company - Licenses."

     The Company estimated that it would require approximately $1.1 million in financing in order to continue operations for fiscal 1998 and the first half of fiscal 1999. Much of that financing was provided through additional shareholder loans, accruing interest at 8%, and convertible notes issued in April 1998, in the aggregate principal amount of $726,500. See "Item 5. Market or Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The shareholders who were providing funds to the Company do not have any commitment to continue lending money, and the Company has been forced to scale back operations. The Company agreed to repay $433,333 in principal amount of the shareholder loans on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. The principal amount of the Convertible Notes, together with unpaid interest thereon, was due and payable, if not earlier converted, on March 3, 1999. The Company has not made any payments on these Notes and is in default. As of December 31, 1999, the Company had not identified a source of repayment of any of these obligations.

ITEM 7.  FINANCIAL STATEMENTS:

     The audited financial statements of the Company as of and for the years ending December 31, 1999 and 1998 are included beginning at Page F-1 below.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON  ACCOUNTING AND
         FINANCIAL DISCLOSURE:

     As more fully set forth in Note 3 to the Financial Statements, the auditors have stated that the Company's recurring operating losses and working capital deficiencies for fiscal years 1999 and 1998 raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

     The Company's Officers and Directors during 1999 are as follows:

NAME                    AGE     POSITION
----                    ---     --------

Richard Fricke          55      President, Chief Executive Officer, and Director

James Hastings          35      Secretary and Director

Dominick G. Parisi      70      Director

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

     Mr. James Hastings is a graduate of Fordham University and the Western Language England College School of Law. Mr. Hastings specializes in business and entrepreneurial law, including business formation, trademark, copyright, and internet law. Mr. Hastings is currently an associate with the law firm of Hastings and Allan, Ridgefield, Connecticut. Prior to joining Hastings and Allan, Mr. Hastings practiced intellectual property law in New York City and Washington, D.C.

     Mr. Dominick Parisi is a self-employed consultant regarding business management, development and training. He has an MBA from the University of Chicago, Chicago, Illinois and a Ph.D. from Northwestern University, Evanston, Illinois. He is Professor Emeritus and past Chairman of the Department of Management, DePaul University, Chicago, Illinois. Mr. Parisi serves as a member of the Board of Directors of First Frontier Holdings, Inc., SOBRO GROUP, Inc. and San Diego Downtown Residents (Non-profit).

     Mr. Hastings and Mr. Parisi were appointed to the Board on January 18, 1999 with their terms to expire on December 31, 2001. On January 18, 1999, the Board accepted the resignation of Penny Yrizarry as interim Secretary and Director of the Company.

     Officers are elected by and serve at the discretion of the Board of Directors.

     There are no family relationships among the members of the Board.

Board Committees: The Board had no Committees during 1999.
----------------

ITEM 10. EXECUTIVE COMPENSATION:

Director Compensation:
---------------------

     Although the Members of the Board of Directors did not receive any cash fees for the service on the Board, they are entitled to be reimbursed for expenses incurred in attending Board meetings. In 1999, the Company authorized the issuance of four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended. Under this plan, each Director is entitled to the issuance of 6,000 shares of the Company's Common Stock. On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's Common Stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a Director and Officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its Common Stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.


Compliance With Section 16(A) Of The Exchange Act:
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to fiscal year 1999, the Company believes that (1) Mr. James Hastings and Mr. Dominick Parisi each failed to file a Form 3 upon becoming Directors of the Company in January 1999; and (2) Mr. Richard J.
Fricke failed to file timely an initial report on Form 3 statement of initial ownership of shares of the Company's Common Stock, and has failed to file any Forms 4 or a Form 5 reporting the acquisition from the Company of shares of Common Stock.

     The Company did not receive any Form 3, 4 or 5 from any of its present or former Officers or Directors during 1999. Thus, the Company believes that: (1)
Messrs. Hill, Hunt, McNamara, Fricke, Parisi, and Ms. Yrizarry each failed to file a Form 4 or Form 5 reporting transactions involving the acquisition of shares of the Company's Common Stock; and (2) Messrs. Percheski and Berger failed to file a Form 4 or Form 5 reporting one transaction involving the acquisition of shares of the Company's Common Stock.

Officer Compensation:
--------------------

     The following table sets forth compensation received by the Company's Chief
Executive  Officer and the four remaining  most highly paid  Executive  Officers
(except where such compensation does not exceed $100,000 per annum) for the three fiscal years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation

                             Annual Compensation              Awards                     Payouts
                             -------------------              ------                     -------

--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                                                                    Securities
Name and               Salary           Other Annual    Restricted  Underlying
Principal              (Note    Bonus   Compensation    Stock       Options/SARs   LTIP      All Other
Position        Year   1)       $       (Notes 2,4,6)   Award(s) $  (Notes 4, 6)   Payouts   Compensation
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
Richard J.      1999   $34,615             $1,000.60    10,006,000        6,000
Fricke
President &
CEO (from
1/98 until
9/98 & 12/98
to date)
Secretary
(until 1/98)
& Director
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1998   $58,846               $280.45                  2,504,500              $9,118
                                                                                             (Notes 3, 5)
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1997   $18,000           $438,374.00
                       (Notes
                       1-6)
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------



--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
James           1999   $0                        .60                      6,000
Hastings,
Secretary &
Director
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1998   N/A
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1997   N/A
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
Dominick        1999   $0                        .60                      6,000
Parisi,
Director
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1998   N/A
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------
                1997   N/A
--------------- ------ -------- ------- --------------- ----------- -------------- --------- --------------


          1. Mr. Fricke and Mr. Stephen J. Thompson (a former Officer and Director) had employment contracts entitling them to an aggregate cash compensation of $725,000 through 1997. In 1997 Stephen J. Thompson and Richard
F. Fricke each received $18,000 in cash compensation. Both have waived his rights with respect to salary arrearages. In 1998, Mr. Frick received $58,846, and in 1999 he received $34,615. Mr. Fricke is currently serving without an employment contract.

          2. In addition to their base salaries, the Company established a Medical and Dental Reimbursement Plan for each of Stephen J. Thompson (until his resignation in 1998) and Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually incurred by such Officers. The Company has not received any requests for reimbursements under this Plan.

          3. In 1997, the Company paid $14,093 for the health insurance premiums for Stephen J. Thompson (a former executive Officer) and Richard J. Fricke, in the aggregate. In 1999 and 1998, the Company paid $0 and $1023 for the health insurance premiums for Mr. Fricke. In 1997, the Company paid $3,471 for the life insurance premiums for Stephen J. Thompson a former Executive Officer) and Richard J. Fricke, in the aggregate. In 1999 and 1998, the Company paid $0 and $4,570 for the life insurance premiums for Mr. Fricke.

          4. Other Compensation for Mr. Fricke includes for 1999: 10,000,000 shares of restricted Common Stock valued at $.0001 per share or $1,000 and currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock at $.0001 per share or $.60, said option to expire in 2004. In 1998, Mr. Fricke received 300,000 shares of restricted Common Stock valued at $.0001 per share or $30.00 and currently exercisable options to purchase 2,500,000 shares of restricted Common Stock at $.01 per share until December 21, 2008, valued at $.0001 per share or $250.00. In 1999, the Company converted these options into 2,500,000 shares of the Company's restricted Common Stock. In 1997, Messrs. Fricke and Stephen Thompson (a former Officer) each received 250,000 shares of Common Stock valued at $1.125 per share, and 93,040 shares valued at $1.50 per share.

          5. Mr. Fricke received office space and secretarial services from the Company through August 1998 to support his independent law practice. The value of such services is estimated to be approximately $3,525, based on Mr. Fricke spending less than 5% of his time on his independent law practice prior to September 1998. Thereafter, Mr. Fricke moved his law office to 440 Main
Street, Ridgefield, Connecticut and has been providing a location for the Company, without charge, since that date.

          6. In 1999, the Company authorized the issuance of options to purchase four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended at a price of $.0001 per share exercisable for a period of five years from the date of the meeting attended. Under this plan, each Director received and option to purchase 6,000 shares of the Company's restricted Common Stock in 1999.

Employment Agreements:
---------------------

     The  Company  does  not  have  any   employment   agreements,   termination
agreements,   change-in-control   agreements   or  change  in   responsibilities
agreements with any of its employees.

Limitation Of Liability And Indemnification Matters:
---------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following  table shows,  as of December 31, 1999,  the shares of Common
Stock beneficially owned by all of the persons who served as the Directors or Officers of the Company during 1998 as well as the principal shareholders
(greater than 5%) of the Company individually and, as to the Directors and Officers, as a group. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 440 Main Street,
Ridgefield, Connecticut.

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

---------------------------- ---------------------------- ------------------ -------------
                                                                             Percent
Beneficial Owner and                                      Number of Shares   of
Address                      Position                     Owned              Class (%)
---------------------------- ---------------------------- ------------------ -------------
---------------------------- ---------------------------- ------------------ -------------
Sean F. McNamara             Secretary (from 1/98 to             4,956,511      14.22
35 Spring Hose Lane          12/98),  Director and        (Notes 1, 2 & 3)
Basking Ridge NJ 07920       Member of the Management
                             Committee (until 12/98)
---------------------------- ---------------------------- ------------------ -------------
---------------------------- ---------------------------- ------------------ -------------
Richard J. Fricke            President & CEO (from 1/98         15,258,761      50.03
25 Buckingham Ridge Road     to 9/98 & during 12/98),        (Notes 4 & 5)
Wilton CT 06897              Secretary (until 1/98) &
                             Director
---------------------------- ---------------------------- ------------------ -------------


---------------------------- ---------------------------- ------------------ -------------
Dominick G. Parisi           Director                            2,406,000       7.93
701 Kettner Blvd #75                                              (Note 5)
San Diego CA
---------------------------- ---------------------------- ------------------ -------------
---------------------------- ---------------------------- ------------------ -------------
James Hastings               Director, Secretary                     6,000   Less than 1
440 Main Street                                                   (Note 5)
Ridgefield CT 06877
---------------------------- ---------------------------- ------------------ -------------
---------------------------- ---------------------------- ------------------ -------------
All Directors and Officers                                      17,670,761      58.21
as a Group
---------------------------- ---------------------------- ------------------ -------------


          1. Includes options which the Company has agreed to issue to the Investor Group in relation to the $1.3 million note held by such group. The beneficial owners of such options, all of which have an expiration date of June 30, 2003 includes: (a) Mr. McNamara to acquire options on 1,002,000 shares with an exercise price of $.01, 765,000 shares with an exercise price of $.25, and 765,000 shares with an exercise price of $.50; and (b) Mr. Hill to acquire options on 130,000 shares with an exercise price of $.01, 97,000 shares with an exercise price of $.25, and 97,000 shares with an exercise price of $.50. Mr. Hunt had options to acquire 460,000 shares of the Company's restricted Common Stock with an exercise price of $.01, options to acquire 345,000 restricted shares with an exercise price of $.25, and options to acquire 345,000 restricted shares with an exercise price of $.50. In May 1999, however, Mr. Hunt released the Company's obligation to issue these options. Messrs. McNamara and Hill released the Company's obligation to issue these options in October 2001.

          2. Includes currently exercisable options to purchase 801,925 restricted shares of the Company's restricted Common Stock that became due under the terms of the $1.3 million Investor Note upon the Company's failure to pay principal and interest when due, as follows: Mr. McNamara 710,546 shares and Mr. Hill 91,379 shares. This also includes a total of 1,426,000 shares of the Company's restricted Common Stock that was authorized (but not issued) as part of the consideration for the exchange of the former $1 million note for the Investor Note. This stock has piggyback registration rights but may not be traded until the Investor Note is converted. The distribution of this stock is as follows: Mr. McNamara 1,264,000 shares and Mr. Hill 162,000 shares. With respect to the foregoing, in May 1999, Mr. Hunt released his right to the issuance of options to purchase 64,575 shares of the Company's restricted Common Stock and his right to the issuance of 574,000 shares of the Company's restricted Common Stock.

          3. Includes 300,000 restricted shares of the Company's Common Stock that Mr. McNamara received as compensation for serving as an Officer and Director and as a Member of the Management Committee during 1997 and 1998. Also includes options to purchase 25,125 shares of the Company's restricted Common Stock as compensation for serving as an Officer, Director and member of the Management Committee during 1998. Mr. McNamara released the Company's obligation to issue these options in October 2001.

          4. Includes (a) 300,000 shares of the Company's restricted Common Stock as compensation for his services as an Officer and Director during 1998;
(b) currently exercisable options to purchase 2,500,000 restricted shares of the Company's Common Stock at an exercise price of $.01 per share, exercisable until December 21, 2008, for his continued service, together with the liability exposure attendant thereto, as an Officer and Director of the Company after the remainder of the Company's Officers and Directors resigned in December 1998. In 1999, the Company converted the award of these options into an award of the Company's restricted Common Stock; (c) options to purchase 4,500 shares of the Company's restricted Common Stock as compensation for serving as an Officer and Director of the Company during 1998; and (d) 2,954 shares owned by The Ridge Group. Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 637,300 shares held by Mr. Fricke's former spouses; (c) 82,080 shares held by his father; (d) 15,303 shares that he holds as Trustee; and (e) 82,020 held by his grown children.

          5. In 1999, the Company authorized the issuance options to purchase four hundred (400) shares of the Company's restricted Common Stock at $.0001 per share for a period of five (5) years from the date of the meeting to each member of the Board for each meeting attended. Under this plan, each Director is entitled to currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock in 1999.

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

The Company did not make any of the payments required under these Investor Notes and is currently in default. On May 29, 1999, in exchange for the issuance of 1,000,000 shares of the Company's restricted Common Stock, Nicky Hunt released the Company from: (1) paying any sums due to him, including amounts due to him under the foregoing $1.3 million Note; (2) issuing any additional stock then due or becoming due to him; and (3) any and all rights he had, including any right under any option or warrant, to receive any additional Common Stock from the Company that arose as a result of his association with the Company. Messrs. McNamara and Hill released the same obligations in October 2001 in exchange for the issuance of 4,000,000 shares of the Company's restricted Common Stock.

     On September 9, 1997, the Board of Directors authorized the issuance of the following restricted stock and options in consideration of various loans:

PERSON                            SHARES                OPTIONS
------                            ------                -------

Michael Mareneck                   87,500                87,500
Basil Borque                       25,000                25,000
Sean McNamara                     142,000               143,000
Nicky Hunt                         50,000                50,000
Richard Hill                       12,500                12,500
John McNamara                      25,000                25,000
Michael Mareneck                   12,500                12,500

These options were exercisable until September 9, 2002 at a price of $.25 per share but were cancelled as a result of the foregoing $1.3MM loan.

     In lieu of cash payments for their service as members of the Board of Directors and committee members, The Company has agreed to issue stock and/or options to the members of the Board of Directors. In 1997, the Company agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted Common Stock for their services. On January 16, 1998 and in lieu of monetary compensation, the Board of Directors authorized: (1) the issuance of stock options to the members of the Management Committee (Messrs. McNamara, Hunt and Hill) to purchase 100,000 shares of the companies restricted Common Stock at a price of $.01 per share and exercisable for a period of five years; (2) the issuance of stock options to the members of the Management Committee to purchase, at $.01 per share, $2,500 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each month and exercisable for a period of five years; and (3) the issuance of stock options to each member of the Board of Directors (Messrs. McNamara, Hunt, Hill and Fricke) to purchase, at $.01 per share, $500.00 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each Board meeting and exercisable for a period of five years. The Company's obligation to issue these options was released by Mr. Hunt in May 1999 and by Messrs. McNamara and Hill in October 2001.

     On June 1, 1998, Nicky Hunt was granted options to purchase up to 40,000 shares of the Company's restricted Common Stock at a price of $.01 per share for doing the due diligence in connection with Norfield Corporation. Mr. Hunt released the Company's obligation to issue these options in May 1999.

     On May 29, 1999, in exchange for the issuance of 1,000,000 shares of the Company's restricted Common Stock, Nicky Hunt released the Company from: (1) paying any sums due to him, including amounts due to him under the foregoing $1.3 million Note; (2) issuing any additional stock then due or becoming due to him; and (3) any and all rights he had, including any right under any option or warrant, to receive any additional Common Stock from the Company that arose as a result of his association with the Company. Messrs. McNamara and Hill released the same obligations in October 2001 in exchange for the issuance of 4,000,000 shares of the Company's restricted Common Stock.

     During 1998, the Company issued its restricted Common Stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized (issued in 1999) the following as compensation and incentive pay: 100,000 shares of restricted Common Stock to Robert Berger; and (2) 25,000 shares of restricted Common Stock plus options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. In 1999 the Company issued 50,000 shares of its restricted Common Stock to Scott Purvis for services he rendered to the Company.

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

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock.

     In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 10,000,000 shares of its restricted Common Stock to Mr. Fricke in 1999.

     During 1999, Dominick Parisi purchased 2,400,000 shares of the Company's restricted Common Stock for a purchase price of $72,000 for the benefit of the Dominick G. Parisi Trust.

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

     Mr.  Fricke  is one of the  licensors  under the foam  technology  license;
however, he renounced his interest in the license in 1998. See "Item 1. Description of Business - Licenses."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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


(b)  Reports on Form 8-K.

            The following Form 8-Ks were filed during the fiscal year ended December 31, 1999: NONE.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                TABLE OF CONTENTS


Report of Independent Auditors -
  Green, Holman, Frenia and Company, LLP                              F-1

Balance Sheets,
December 31, 1999 and 1998                                            F-2

Statements of Operations,
For the Years Ended December 31, 1999 and 1998                        F-3

Statements of Changes in Stockholders' Deficit,                       F-4
  For the Years Ended December 31, 1999 and 1998

Statements of Cash Flows,                                             F-5
  For the Years Ended December 31, 1999 and 1998

Notes to Financial Statements                                         F-6 - F-14

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.


Date:  12/28/01                      By:     /s/ Richard J. Fricke

                                             Richard J. Fricke
                                             President & Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                          Date
     ---------                     -----                          ----


     /s/ Richard J. Fricke         President, Chief Executive     12/28/2001
     Richard J. Fricke             Officer and Director



     /s/ James Hastings            Secretary and                  12/28/2001
     James Hastings                Director



     /s/ Dominick Parisi           Director                       12/27/2001
     Dominick Parisi

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS



Independent Auditors' Report                                          F-1

Balance Sheets,
December 31, 1999 and 1998                                            F-2

Statements of Operations,
For the Years Ended December 31, 1999 and 1998                        F-3

Statements of Changes in Stockholders' Deficit,                       F-4
For the Years Ended December 31, 1999 and 1998

Statements of Cash Flows,                                             F-5
For the Years Ended December 31, 1999 and 1998

Notes to Financial Statements                                      F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheets of Safe Alternatives Corporation of America, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 1999 and 1998 and the results of its operations, stockholders' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




                                 GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P.
                                 Certified Public Accountants

                                 /s/ Green, Holman, Frenia and Company, L.L.P


Woodbridge, New Jersey
November 18, 2001


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                   1999            1998
                                                              ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                                        $      1,466    $      7,219
  Accounts receivable                                               33,624          67,219
                                                              ------------    ------------

  Total current assets                                              35,090          74,438
                                                              ------------    ------------


Property and Equipment, Net                                         39,278          46,860
                                                              ------------    ------------


Loan acquisition costs                                             273,649         383,799
                                                              ------------    ------------


                                                              $    348,017    $    505,097
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts payable and other accrued expenses                 $    333,996    $    213,830
  Current maturities of stockholders' loans                        926,900       1,300,000
  Convertible debentures                                           726,500         726,500
                                                              ------------    ------------

  Total current liabilities                                      1,987,396       2,240,330
                                                              ------------    ------------

Other Liabilities:
  Loss contingency                                                  26,000          26,000
                                                              ------------    ------------

  Total other liabilities                                           26,000          26,000
                                                              ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   30,330,960 shares in 1999 and                                    73,247           1,247
   13,695,960 in 1998
  Additional paid-in capital                                    15,528,674      15,235,876
  Accumulated deficit                                          (17,269,459)    (17,000,515)
  Subscriptions issuable                                             2,160           2,160
                                                              ------------    ------------

                                                                (1,665,378)     (1,761,232)

  Treasury stock                                                        (1)             (1)
                                                              ------------    ------------

  Total stockholders' deficit                                   (1,665,379)     (1,761,233)
                                                              ------------    ------------


                                                              $    348,017    $    505,097
                                                              ============    ============


See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                   1999            1998
                                              ------------    ------------

Sales                                         $    130,205    $    270,230

Cost of Goods Sold                                  40,862         358,432
                                              ------------    ------------

Gross Profit (Loss)                                 89,343         (88,202)
                                              ------------    ------------

Operating Costs:
  Selling, general and administrative              233,507         794,810
  Research and development                            --            20,903
  Depreciation and amortization                      7,582         121,231
                                              ------------    ------------

  Total operating costs                            241,089         936,944
                                              ------------    ------------

Loss from Operations                              (151,746)     (1,025,146)
                                              ------------    ------------

Other Income and Expenses:
  Convertible note fees                               --          (112,300)
  Interest expense                                (117,198)       (104,000)
  Forgiveness of shareholder loan                     --           361,765
                                              ------------    ------------

  Total other income and expenses                 (117,198)        145,465
                                              ------------    ------------


Net Loss                                      $   (268,944)   $   (879,681)
                                              ============    ============

Net Loss per Common Share                     $      (.012)   $      (.067)
                                              ============    ============

Average Number of Common Shares                 22,013,460      13,058,480
                                              ============    ============









See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





                      Common Stock           Additional                                        Treasury Stock
              ---------------------------      Paid-in      Accumulated   Subscription   ---------------------------
                 Shares         Amount         Capital        Deficit       Issuable        Shares         Amount          Total
              ------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
12/31/98        13,695,960   $      1,247   $ 15,227,876   $(17,000,515)  $      2,160        (11,682)  $         (1)  $ (1,761,233)

Proceeds
from Paid-
In Capital                                       292,798                                                                    292,798

Issuance of
common
shares          18,422,536         72,000                                                                                    72,000

Redemption
of common
shares          (1,787,536)             0                                                                                         0

Net Loss                                                       (268,944)                                                   (268,944)
              ------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at
12/31/99        30,330,960   $     73,247   $ 15,520,674   $(17,269,459)  $      2,160        (11,682)  $         (1)  $ (1,665,379)
              ============   ============   ============   ============   ============   ============   ============   ============









See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                    1999         1998
                                                  ---------    ---------

Cash Flows from Operating Activities:

Net Loss                                          $(268,944)   $(879,681)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                       7,582      121,231


  Changes in assets and liabilities:
   Accounts receivable                               33,595      (36,032)
   Inventories                                         --        159,473
   Deposits and other noncurrent assets                --         72,713
   Accounts payable and accrued expenses            150,014      129,262
                                                  ---------    ---------

Net Cash Used in Operating Activities               (77,753)    (433,043)
                                                  ---------    ---------

Cash Flows from Investments Activities:
  Additions to fixed assets                            --        (50,764)
                                                  ---------    ---------

Net Cash Used in Investing Activities                  --        (50,764)
                                                  ---------    ---------

Net Cash Flows from Financing Activities:
  Principal payments on long-term debt                 --       (255,765)
  Proceeds from issuance of convertible
   notes                                               --        726,500
  Proceeds from paid-in capital                        --          8,000
  Net proceeds from issuance of common
   stock and subscriptions                           72,000         --
                                                  ---------    ---------

Net Cash Provided by Financing Activities            72,000      478,735
                                                  ---------    ---------

Net Decrease in Cash                                 (5,753)      (5,063)

Cash, Beginning of Year                               7,219       12,282
                                                  ---------    ---------

Cash, End of Year                                 $   1,466    $   7,219
                                                  =========    =========






See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

Inventories
-----------

As of the December 31, 1999 year-end, the Company elected to write-off 100% of inventory, and charge to cost of goods sold.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

Organization costs are amortized over 60 months using the straight-line method. Amortization expense was $0 for the years ended December 31, 1999 and 1998, respectively.

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share.



                                                     1999            1998
                                                ------------    ------------


  Loss used in basic EPS                        $   (268,944)   $ (4,436,589)
                                                ============    ============
  Weighted average number of common
    shares used in basic EPS                      22,013,460      13,058,480
                                                ============    ============

  Net loss per common share                     $      (.012)   $      (.067)
                                                ============    ============


3.       Property and Equipment
-------------------------------

As of December 31, 1999 and 1998 property and equipment consisted of the following:

                                                       1999         1998
                                                     ---------    ---------
         Equipment                                   $  29,288    $  63,989
         Furniture & Fixtures                           10,008       10,114
         Leasehold Improvements                         11,468       11,468
                                                     ---------    ---------
                                                        50,764       85,571
         Less: Accumulated depreciation                 11,486       38,711
                                                     ---------    ---------

         Property and Equipment - Net                $  39,278    $  46,860
                                                     =========    =========

Depreciation expense was $7,582 and $121,231 for the years ended December 31, 1999 and 1998, respectively.

4.       Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses and has a working capital deficiency. At December 31, 1999 and 1998, current liabilities exceed current assets by $1,952,306 and $2,165,892, and total liabilities exceed total assets by $1,665,379 and $1,761,232. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


4.       Going Concern (continued)
----------------------------------

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

5.       Leases
---------------

The Company rents its office space under a non-cancelable operating lease agreement, which expired on September 30, 1998. In addition, the Company is also leasing a laboratory and testing facility under a non-cancelable operating lease expiring on February 28, 1998.

As of January 1, 1999, the Company leased, on a month to month basis, approximately 12,000 square feet of space at Newport, Vermont at $4,000 per month. By December 31, 1999, the Company had reduced the space to 3,530 square feet at $1,275 per month.

Rent expense was $22,670 and $77,328 for the years ended December 31, 1999 and 1998, respectively.

6.       Stockholders' Deficit
------------------------------

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

Shares Issued as Compensation and Commission
--------------------------------------------

During 1999 and 1998, respectively, 175,000 and 620,000 fully vested shares of the Company's common stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, were $0 for 1999 and 1998, respectively, and has been recorded as compensation expense.

In addition, during 1999 and 1998, respectively, 32,500,000 and 600,000 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 1999 and 1998, respectively.

7.       Income Taxes
---------------------

The Company has available unused operating loss carryforwards at December 31, 1999 of approximately $9,068,625 for federal purposes and $9,039,625 for state purposes that may be applied against future taxable income for federal and state liability, respectively. Cumulative net operating loss carryforwards as of December 31, 1998 as reported on the Company's federal and state income tax returns approximated $8,799,681 and $8,770,681.

The tax benefit of the cumulative carryforwards as of December 31, 1999 & 1998 is approximately $3,083,000 and $2,991,000 for federal and approximately $814,000 and $790,000 for state, offset in full by a valuation allowance.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


8.       License Agreements
---------------------------

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

9.       Related Party Transactions
-----------------------------------

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


On May 29, 1999, Nicky Hunt elected to surrender his portion of this note and his share of the 2,000,000 restricted shares in exchange for 1,000,000 restricted common shares. As a result, the $1.3 million note was reduced to $926,900 as of December 31, 1999. The Company did not make any of the payments required under these remaining Investor Notes and is in default.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


9.       Related Party Transactions (continued)
-----------------------------------------------


Stockholders' loans at December 31, 1999 and 1998, consisted of the following:

                                                          1999         1998
                                                       ----------   ----------

Unsecured notes to five  stockholders,  bearing
interest at 8%. One-third of the outstanding
balance is due September 1998,  including  interest
The remaining balance is due January 1999, including
interest                                                  926,900    1,300,000
                                                       ----------   ----------

Total                                                     926,900    1,300,000

Less current maturities                                   926,900    1,300,000
                                                       ----------   ----------

Long-term debt, net of current maturities              $        0   $        0
                                                       ==========   ==========

Aggregate maturities required on stockholders' loans at December 31, 1999 are as follows:

                   Year                                  Amount
                   ----                                  ------

                   2000                                $  926,900
                   2001                                         -
                   2002                                         -
                   Thereafter                                   -
                                                       ----------

                   Total                               $  926,900
                                                       ==========


Officers' Compensation
----------------------

The officers of the Company had employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses through 1997. Amounts actually paid to the officers in 1999 and 1998 amounted to $34,615 and $58,846 in each of the years, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years.

Licensing Agreement
-------------------

An officer of the Company has an interest in one of the licenses discussed above. For the years ended December 31, 1999 and 1998, there have been no payments to such officer under the aforementioned agreements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


10.      Marketing Agreement
----------------------------

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

11.      Contingencies
----------------------

On May 29, 1998, SSC Marketing, Inc. ("SSC") filed an action (SSC Marketing, Inc. v. Safe Alternatives) against the Company in federal court in the Southern District of New York. By agreement, the suit was moved to the District of Connecticut (D. Conn. File No. 3: 98cv1312 JBA). The complaint contained four counts, each requesting a judgment for $180,880 plus interest and attorney's fees. Plaintiff alleged in its complaint that the Company breached a contract and made misrepresentations. The Company brought various counterclaims against SSC. This action settled and, in September 1999 was dismissed. The Company subsequently delivered 500,000 shares of its restricted common stock to SSC's designee pursuant to the settlement agreement in exchange for a general release.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. The Company's financial statements for the year ending December 31, 1999 and 1998 include a provision for loss of $26,000 to reflect this matter.

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

The conversion price per share shall equal the lower of (i) seventy percent (70%) of the average closing bid price per share of Common Stock on the NASDAQ for the five trading days immediately preceding the conversion date or (ii) twenty-five cents ($.25).

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

As of December 31, 1998 and 1999 none of these warrants have been exercised.

14.      Restricted Stock Sales
-------------------------------

During 1998, the Company issued its restricted common stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; David Lyons, 100,000 shares; and Neal Rogers, 100,000 shares. In addition, the Company authorized the following restricted common stock shares as compensation and incentive pay: 100,000 shares of to Robert Berger; and 25,000 shares plus options to purchase 234,000 shares of restricted common stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. The Company also authorized the following restricted common stock shares for services as members of the Board of
Directors: 300,000 shares to Sean McNamara; and 300,000 shares to Rick Fricke.

During 1999, the Company issued its restricted common stock to pay for services to the Company, as follows: Rob Berger; 100,000 shares; Scott Purvis, 50,000 shares; Robert Percheski, 25,000 shares. In addition, the Company authorized the following restricted common stock shares for services as members of the Board of
Directors: 500,000 shares to Penny Fricke; and 12,500,000 shares to the Fricke Family Trust, Rick Fricke, Trustee; and 18,500,000 shares to Rick Fricke as President and member of the Board of Directors.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


15.      Intangible Asset
-------------------------

During the first quarter of 1998 the company and the "Investor Group" in consideration for not demanding immediate payment agreed to exchange all of the outstanding balance due plus accrued interest of $916,201 for a new Note at $1,300,000 plus two (2) million shares of restricted common stock. The Company recognized a non-cash transaction of $383,799 that represents the intangible cost required increase the original note to its current balance of $1,300,000. This amount has been capitalized as an intangible asset. However, due to the election of Nicky Hunt to exchange his portion of the $1.3 million Investor Note for restricted common shares (see Note 9), this intangible cost was also reduced for his pro-rata share of the Note. As a result of this adjustment the intangible cost was $273,649 and $383,799, as of December 31, 1999 and 1998


16.      Cash Flow Information
------------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31, 1999 and 1998 were zero.

Non-Cash Transaction
--------------------

On May 29,1999 a shareholder exchanged his pro-rata portion of the "Investor Note" (Note 9) for 1,000,000 shares of restricted common shares. As a result, the net liability forgiven by the shareholder was reclassified as additional paid-in- capital of $292,798.


17.      Subsequent Events
--------------------------

In 2001 the Company entered into a settlement agreement with the Trustee for the Bankruptcy Estate of Samuel L. Beinstein whereby the Company will receive a Satisfaction of Judgement in exchange for $10,000. This settlement was approved by the Bankruptcy Court and is expected to be completed in or before January 2002.

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

In November 2001, a holder of a Convertible Note agreed to waive all claims under that Note in exchange for 4,000,000 shares of the Company's restricted common stock.