Form 10KSB
period 2000-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-01-18
CIK 1025856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from ______ to _______.

Commission File Number 000-21627


                 Safe Alternatives Corporation of America, Inc.
       ------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                               06-1413994
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

                 440 Main Street, Ridgefield, Connecticut 06877
       ------------------------------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (203) 438-4918

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.
                                      Name of each exchange on which registered:
                                                         NASD OTC Bulletin Board

Page 1 of 33 Pages. Exhibits are indexed on page 30.


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

State issuer's revenues for its most recent fiscal year.  $93,519

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act): As of December 31, 2000, the aggregate market value of the approximately 12,932,210 shares of Common Stock held by non-affiliates of the Registrant was about $1,293.22.

As of December 31, 2000, there were 54,580,960 shares of Common Stock issued and outstanding.


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

     In connection with the Reorganization, SAC-Delaware was liquidated, and SAC-Delaware distributed to each stockholder 0.2736 shares of the Company's Common Stock for each share of SAC-Delaware that was owned. Consequently, all of the share and per-share figures included herein reflect the Reorganization. The Agreement provided for the Company's purchase of all of SAC-Delaware's assets in consideration for, among other things, (i) the assumption of all of
SAC-Delaware's liabilities, (ii) the issuance and delivery to SAC-Delaware of 8,000,000 shares of the Common Stock, representing approximately 94% of the then issued and outstanding shares of Common Stock as of the date of the Closing; and
(iii) a six percent royalty (the "Royalty") on the gross revenues of the Company attributable to the assets acquired by the Company pursuant to the terms of the Agreement, payable on a pro rata basis to the stockholders of SAC-Delaware. The Royalty is payable on a quarterly basis during the sixty months immediately following the closing of the Reorganization, and the cumulative total of all Royalty payments is limited to a maximum of $8,500,000. The Royalty does not apply to any revenues generated by the sale of the Company's paint stripping product, AmeriStrip(TM), or its NaturalCool(TM) product, which technologies were acquired after the Reorganization. The Company did not pay any royalties as described above because the Company's sales efforts were focused on products not subject to the Royalty. The Royalty obligation has now expired.

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

     During 1999 and 2000, the Company's business operations were conducted from Derby, Vermont, and the Company greatly reduced overhead.

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

          3. Water-Based Foams for Insulation Material (continental United States license). The foam product was in the final stages of development and the Company was evaluating the appropriate mechanism for application of the product onto its intended surface. During 1998, the Company engaged in some limited testing of this product with Underwriter's Laboratories, but was unable to continue to commercialize this product during 1998 because it lacked the financial resources. By the end of 1998, the Company determined to stop attempting to market or sell the foam products.

     The marks, NaturalCool(TM) and AmeriStrip(TM), are trademarks owned by the Company.

Marketing, Sales and Methods of Distribution:
--------------------------------------------

     Marketing Agreement. In 1996 and 1997, the Company believed that its marketing resources would most effectively be deployed by contracting an outside vendor to market its products. Consequently, as of November 1, 1996, the Company replaced all of its in-house sales force with an outside vendor, SSC. The Company terminated the SSC agreements as of March 15, 1998 because SSC's efforts produced aggregate sales of less than $100 as of December 31, 1997. On May 29, 1998, SSC filed an action against the Company. The Company responded to this suit and brought counterclaims against SSC. The action was settled and was dismissed in September 1999. The Company delivered 500,000 shares of its restricted Common Stock to SSC's designee pursuant to the terms of the settlement. See "Item 3-Legal Proceedings."

     The Company no longer out-sources its sales and marketing functions. During 1999 and 2000, the sales and marketing were generally handled through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the NaturalCool product. The Company continued to sell the Ameristrip product over the internet (www.AmeriStrip.com).

     Paint Stripping Chemicals - AmeriStrip. AmeriStrip was the Company's first product to be offered in the marketplace. The product has been sold to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to contractors working for the school construction authority in New York City to remove lead paint from the City's public schools, as well as to other customers. The Company's sales efforts to place its paint stripping product with contractors using the product to de-lead New York City public schools accounted for more than fifty-four percent (54%) of the Company's 1999 revenues and twenty-one percent (21%) of its 2000 revenues.

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

Dependence on Major Customers:
-----------------------------

     As of the end of 2000, the Company had no major customers.

Intellectual Properties:
-----------------------

     Technologies/Licenses.

          NaturalCool: In February 1997, the Company sublicensed the right to market, on a worldwide basis, the NaturalCool system products from Mr. Clement Royer who had previously received a license to market such products from Natural Cool, Inc., a Vermont corporation. Natural Cool, Inc. holds a master license from the inventors to market and manufacture the NaturalCool products on a worldwide basis. In May 1998, following the Company's termination of Mr. Royer, the Company obtained a license to market and manufacture products covered by the NaturalCool patent directly from the inventors and holders of the patent. Subsequent to Mr. Royer's termination and prior to May 1998, the license required the Company to pay a royalty of $200 per unit, as each unit was manufactured, and the Company was obligated to manufacture at least 500 units per year. A payment of $20,000 was made to the licensor to initiate the license. In May 1998, the Company purchased the NaturalCool name, inventory and related assets, and entered into a new license, which expires in May 2008, for the technology directly with the inventors. Under the new license the Company is obligated to pay a royalty of $100 for each NaturalCool unit sold, subject to a minimum annual payment of $30,000, to be applied against royalties. The minimum royalty of $30,000 for the period May 1998 through April 30, 1999 has been prepaid by the Company. The Company did not pay any additional royalties during 1999 or 2000.

     Mrs. Kathleen Kennedy is the successor-in-interest to the estate of Mr. Richard B. Kennedy. Each of the Kennedy licenses has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent (4%) of the gross sales derived from the exploitation of the respective technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate, and a required weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime in lieu of progressive sales minimums due beginning in 1993. The royalty payments described above nonetheless survive. Failure to pay the minimum weekly and/or monthly payments may result in the Company's loss of the exclusivity of such licenses. Failure to pay royalties due under any license may result in the termination of the exclusivity of such license. The Company was out of compliance with the minimum payment provisions. Mrs. Kennedy brought an action against the Company to obtain the minimum payments under the licenses. The action was arbitrated during 1999. The Company lost the exclusivity of the license in the arbitration, but was not required to pay any sums of money to Mrs. Kennedy. See "Item 3. Legal Proceedings."

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

     The Company's paint stripping products are proprietary in nature. These products are not patented, but are covered by trade secrets. It has been determined by the Company and the manufacturer that it is preferable not to seek patent protection, but rather to protect this technology through trade secrets. In 2000, the majority of the Company's sales of this product were to contractors in the lead abatement field. The Company believes that the sales effort of the Company has been severely limited by the insufficient working capital position of the Company.

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

Research and Development:
------------------------

     During the years ended December 31, 2000 and 1999, the Company spent approximately $0 and $0, respectively, in connection with its research and development efforts. The Company did not complete its research and development on any potential products, other than the paint stripping product, derived from the Technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended.

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

Employees:
---------

     As of December 31, 2000,  the Company had four (4) paid  employees  and one
(1) non-paid employee, including two (2) Officers. As of such date, the Company did not have any consultants. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory.

Reports Filed with the SEC:
--------------------------

     The Company is updating its Form 10-KSB filings. The public may read and copy these materials at the SEC'S Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues at http://www.sec.gov.

ITEM 2.  PROPERTIES:

Principal Plants:
----------------

     The Company does not own any real property. In September 1998, the Company moved its corporate offices to 440 Main Street, Ridgefield Connecticut 06877, which is Mr. Fricke's law office. Mr. Fricke has provided space to the Company, without charge, since that time.

     As of January 1, 2000, the Company was leasing, on a month to month basis, 3,530 square feet of space for $1,275 per month at P.O. Box 625, Derby Road, Newport, Vermont 05855. On July 1, 2000, the square footage was reduced to approximately 1,500 square feet at $600 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2000.

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

     The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 1999 and 2000 are not available to the Company as of the date of filing this report due to the Company's lack of funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

     A range of high and low quotations for the Company's Common Stock for fiscal years 1999 and 2000 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                     1999                           2000

                              Low          High              Low          High
                              ---          ----              ---          ----

     First Quarter           $0.031       $0.090            $0.011       $0.185
     Second Quarter          $0.021       $0.060            $0.010       $0.050
     Third Quarter           $0.021       $0.080            $0.005       $0.015
     Fourth Quarter          $0.011       $0.030            $0.005       $0.030

Holders:
-------

     The Company had approximately 1,529 holders of record of its Common Stock as of December 31, 2000.

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

     As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. As of December 31, 2000, none of these warrants had been exercised.

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

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock.

     In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 10,000,000 shares of its restricted Common Stock to Mr. Fricke in 1999 and 18,500,000 shares of its restricted Common Stock in 2000.

     During 1999, Dominic Parisi purchased 2,400,000 shares of the Company's restricted Common Stock for a purchase price of $72,000 for the benefit of the Dominic G. Parisi Trust. During 2000, Mr. Parisi purchased 5,750,000 shares of the Company's restricted Common Stock for a purchase price of $37,500.

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

     During 1999 and 2000, the Company concentrated its sales and marketing through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the Natural Cool product. The Company continued to sell the Ameristrip product directly to its former customers and over the internet.

     Although sales were nominal in 2000, the sales were sufficient to pay the Company's greatly reduced overhead. The Company has had losses from operations since its inception. It is likely that the Company will continue to have losses from operations in the near-term future. There is no assurance that the Company will have profit from operations at any time after 2000.

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

Results of Operations for the Fiscal Years Ended December 31, 2000 and 1999:
---------------------------------------------------------------------------

     Sales; Gross Margins; Net Losses. For the fiscal year ended December 31, 2000, sales decreased to $93,510 from $130,205 in the prior year, a decrease of $36,686 due to reduced sales of the Company's paint stripping product line and modest initial sales of the Company's NaturalCool product.

     The Company's gross margin on sales increased from (69%) in 1999 to (75%) in 2000.

     For the year ended December 31, 2000, the Company reported a net loss of $(258,552), or $(.0061) per share, as compared with $(268,944) or $(.012) per share in the prior year, a decreased loss of $10,392, or 5%. The loss for 2000 included an additional provision of $114,000 due to the entry of a judgment against the Company in In re Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, District Conn. Adversary Proceeding File No. 97-5078). The Company will continue to incur net losses as sales of its products have not materialized at levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating marketing and selling personnel in shares of the Company's Common Stock. The decline in the net loss per share in 2000 from 1999 is due to a larger number of shares outstanding during 2000.

     Selling, General and Administrative Expenses. For the year ended December 31, 2000, the Company incurred selling, general and administrative expenses of $97,869, as compared to $233,507 in the prior year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     During the fourth quarter of 1997 and the first half of 1998, the Company and third parties have taken a number of actions which are and will continue to have the result of significantly reducing the Company's selling, general and administrative expenses. These include: (1) termination of the Company's agreements with SSC, pursuant to which the Company paid approximately $203,000 between November 1, 1996 and December 31, 1997, which savings will be offset in part by selling expenses associated with the temporary increase in the Company's in-house sales staff; (2) resignation and termination of certain officers, employees and consultants who had been compensated in 1998 and 1997 with substantial amounts of Common Stock; and (3) closing the Company's Brookfield, Connecticut laboratory facility. In 2000, the Company further reduced the square footage, and consequently the rent, in its Vermont facility. As a result, even with lower sales, the Company's net loss decreased from 1999 due to lower costs of rent and payroll.

     Research and Development. For the years ended December 31, 2000 and 1999, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Balance Sheets:
--------------

     At December 31, 2000, the Company had current assets of $19,234, compared to $35,090 at December 31, 1999. The decrease in current assets was primarily attributable to a decrease in accounts receivable from $33,624 to $11,996 due to lower sales and an allowance for bad debts of $5,000 in 2000. At December 31, 2000, the Company had cash of $7,238, compared to cash of $1,466 on December 31, 1999, reflecting the lower costs along with collections of accounts receivable and proceeds from stock sales of $37,500.

     Accounts payable and other accrued expenses increased to $417,610 at December 31, 2000, from $333,996 at December 31, 1999, primarily as a result of accrued interest on Shareholder Investor Notes and Convertible Debenture Notes in the amount of approximately $116,000.

     Stockholders' loans remained at $926,900 at December 31, 2000 and 1999. See "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

     As of December 31, 2000, the Company had an accumulated deficit of $(17,528,011), which includes the net loss for fiscal year 2000 of $(258,552).

Liquidity and Capital Resources:
-------------------------------

     The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 2000, the Company had current assets of $19,234 and current liabilities of $2,071,010. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. As of December 31, 2000, the Company did not have the financial resources to operate its business, continue research and development or market its products. The Company has been financing its operations through loans from shareholders, which aggregated approximately $926,900 as of December 31, 2000 and from approximately $726,500 in net proceeds from a private placement of convertible notes completed in April, 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." By the end of 1998, those investors who had previously provided capital for the Company were unwilling to advance any further funds. As of year-end 1998, the Company had not identified any prospects for raising additional capital. By the end of 1999, the Company had basically moved its scaled down operations to Vermont. During 2000, the Company continued to reduce its overhead by reducing the square footage and rent at its Vermont facility.

     The Company has entered into agreements with the respective licensors under the licenses with respect to the various technologies under which the Company has undertaken substantial ongoing financial commitments. The Company was unable to obtain additional financing, and the Company is currently in default under such agreements. See "Item 1. The Company - Licenses."

     The Company estimated that it would require approximately $1.1 million in financing in order to continue operations for fiscal 1998 and the first half of fiscal 1999. Much of that financing was provided through additional shareholder loans, accruing interest at 8%, and convertible notes issued in April 1998, in the aggregate principal amount of $726,500. See "Item 5. Market or Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The shareholders who were providing funds to the Company do not have any commitment to continue lending money, and the Company has been forced to scale back operations. The Company agreed to repay $433,333 in principal amount of the shareholder loans on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. The principal amount of the Convertible Notes, together with unpaid interest thereon, was due and payable, if not earlier converted, on March 3, 1999. The Company has not made any payments on these Notes and is in default. As of December 31, 2000, the Company had not identified a source of repayment of any of these obligations.

ITEM 7.  FINANCIAL STATEMENTS:

     The audited financial statements of the Company as of and for the years ending December 31, 2000 and 1999 are included beginning at Page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     As more fully set forth in Note 4 to the Financial Statements, the auditors have stated that the Company's recurring operating losses and working capital deficiencies for fiscal years 1999 and 1998 raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

     The Company's Officers and Directors during 2000 are as follows:

NAME                   AGE      POSITION
----                   ---      --------

Richard Fricke         56       President, Chief Executive Officer, and Director

Chester Greenwood      54       Secretary and Director

Dominic G. Parisi      71       Director

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

     Mr. Chester Greenwood graduated from the Community College of Vermont. He owned and operated the Provity-Miller Lumber Company. Beginning in 1999, Mr. Greenwood was employed by the Company in a sales capacity.

     Mr. Dominic Parisi is a self-employed consultant regarding business management, development and training. He has an MBA from the University of Chicago, Chicago, Illinois and a Ph.D. from Northwestern University, Evanston, Illinois. He is Professor Emeritus and past Chairman of the Department of Management, DePaul University, Chicago, Illinois. Mr. Parisi serves as a member of the Board of Directors of First Frontier Holdings, Inc., SOBRO GROUP, Inc. and San Diego Downtown Residents (Non-profit).

     Messrs. Fricke, Hastings, and Parisi were appointed to the Board on January 18, 1999 with their terms to expire on December 31, 2001. Mr. Hastings chose not to serve on the Board of Directors for another year. Mr. Chester Greenwood was appointed to fill that vacancy.

     Officers are elected by and serve at the discretion of the Board of Directors.

     There are no family relationships among the members of the Board.

Board Committees:
----------------

     The Board had no Committees during 1999.

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


Compliance With Section 16(A) Of The Exchange Act:
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to fiscal years 2000 and 1999, the Company believes that (1) Messrs. James Hastings, Chester Greenwood, and Mr. Dominic
Parisi each failed to file a Form 3 upon becoming Directors of the Company in January 1999; and (2) Mr. Richard J. Fricke failed to file timely an initial report on Form 3 statement of initial ownership of shares of the Company's
Common Stock, and has failed to file any Forms 4 or a Form 5 reporting the acquisition from the Company of shares of Common Stock.

     The Company did not receive any Form 3, 4 or 5 from any of its present or former Officers or Directors during 2000 or 1999. Thus, the Company believes that: (1) Messrs. Hill, Hunt, McNamara, Fricke, Parisi, and Ms. Yrizarry each failed to file a Form 4 or Form 5 reporting transactions involving the acquisition of shares of the Company's Common Stock; and (2) Messrs. Percheski and Berger failed to file a Form 4 or Form 5 reporting one transaction involving the acquisition of shares of the Company's Common Stock.

Officer Compensation:
--------------------

     The following table sets forth compensation received by the Company's Chief
Executive  Officer and the four remaining  most highly paid  executive  Officers
(except where such compensation does not exceed $100,000 per annum) for the three fiscal years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                             ----------------------

                  Annual Compensation                 Awards                       Payouts
                  -------------------                 ------                       -------

--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
Name and        Year  Salary     Bonus    Other Annual    Restricted   Securities   LTIP     All Other
Principal                                 Compensation    Stock        Underlying   Payout   Compensation
Position                                  (Notes 1,3,5)   Awards $     Options/SAR           (Note 2,4)
                                                                       (Notes 3,5)

--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
Richard J.      2000  $0                       $1,850.40   18,504,000        4,000
Fricke
President &
CEO (from
1/98 until
9/98 & 12/98
to date)
Secretary
(until 1/98)
& Director
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1999  $34,615                  $1,000.60   10,006,000        6,000

--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1998  $58,846                    $280.45                 2,504,500           $5,593 in
                                                                                             health and
                                                                                             life insurance
                                                                                             premiums
                                                                                             $3,525 office
                                                                                             space
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------


--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
Dominic         2000  $0                             .40                     4,000
Parisi,
Director
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1999  $0                             .60                     6,000

--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1998  N/A
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
Chester         2000  $0                             .40                     4,000
Greenwood
Director and
Secretary
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1999  N/A
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------
                1998  N/A
--------------- ----- ---------- -------- --------------- ------------ ------------ -------- ----------------


          1. The Company established a Medical and Dental Reimbursement Plan for Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually. The Company has not received any requests for reimbursements under this plan.

          2.   In 2000,  1999, and 1998, the Company paid $0, $0, and $1,023 for the health insurance premiums for Mr. Fricke. In 2000, 1999, and 1998, the Company paid $0, $0, and $4,570, respectively, for the life insurance premiums for Mr. Fricke.

          3. Other Compensation for Mr. Fricke includes for 2000: 18,500,000 shares of restricted Common Stock or $1,850.00 and currently exercisable option to purchase 4,000 shares of the Company's restricted Common Stock valued at $.0001 per share or $.40. In 1999: 10,000,000 shares of restricted Common Stock valued at $.0001 per share or $1,000 and currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock at $.0001 per share or $.60, said option to expire in 2004. In 1998, Mr. Fricke received 300,000 shares of restricted Common Stock valued at $.0001 per share or $30.00 and currently exercisable options to purchase 2,500,000 shares of restricted Common Stock at $.01 per share until December 21, 2008, valued at $.0001 per share or $250.00. In 1999, the Company converted these options into 2,500,000 shares of the Company's restricted Common Stock. In 1997, Messrs. Fricke and Stephen Thompson (a former Officer) each received 250,000 shares of Common Stock valued at $1.125 per share, and 93,040 shares valued at $1.50 per share.

          4. Mr. Fricke received office space and secretarial services from the Company through August 1998 to support his independent law practice. The value of such services is estimated to be approximately $3,525, based on Mr. Fricke spending less than 5% of his time on his independent law practice prior to September 1998. Thereafter, Mr. Fricke moved his law office to 440 Main
Street, Ridgefield, Connecticut and has been providing a location for the Company, without charge, since that date.

          5. In 1999, the Company authorized the issuance of options to purchase four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended at a price of $.0001 per share exercisable for a period of five years from the date of the meeting attended. Under this plan, each Director received options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and 4,000 shares of the Company's Common Stock in 2000.

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

THESE  WILL BE  TOTALED  ONCE WE ALL AGREE  THAT  THEY ARE  CORRECT.  ALSO,  THE
PERCENTAGE OF THE CLASS WILL HAVE TO BE DETERMINED AFTER THAT.
------------------------------------- ---------------------------- -------------------------- ---------------
Beneficial Owner and Address          Position                     Number of Shares Owned     Percent
                                                                                              of Class (%)
------------------------------------- ---------------------------- -------------------------- ---------------
------------------------------------- ---------------------------- -------------------------- ---------------
Sean F. McNamara                      Secretary (from 1/98 to                      5,500,217            9.22
35 Spring Hose Lane                   12/98),  Director and              (Notes 1, 2, and 3)
Basking Ridge NJ 07920                Member of the Management
                                      Committee (until 12/98)
------------------------------------- ---------------------------- -------------------------- ---------------
------------------------------------- ---------------------------- -------------------------- ---------------
Richard J. Fricke                     President & CEO (from 1/98                  33,421,551           61.22
25 Buckingham Ridge Road              to 9/98 & during 12/98),                 (Notes 4 & 5)
Wilton CT 06897                       Secretary (until 1/98) &
                                      Director
------------------------------------- ---------------------------- -------------------------- ---------------
------------------------------------- ---------------------------- -------------------------- ---------------
Dominic G. Parisi                     Director                                     8,160,000           14.95
701 Kettner Blvd #75                                                                (Note 5)
San Diego CA
------------------------------------- ---------------------------- -------------------------- ---------------
------------------------------------- ---------------------------- -------------------------- ---------------
Chester Greenwood                     Director, Secretary                             51,000    Less than 1%
76 Lindsay Road                                                                     (Note 6)
Newport Vermont 05855
------------------------------------- ---------------------------- -------------------------- ---------------
------------------------------------- ---------------------------- -------------------------- ---------------
All Directors and Officers as a                                                   41,632,551           76.24
Group
------------------------------------- ---------------------------- -------------------------- ---------------

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

          2. Includes currently exercisable options to purchase 1,443,625 restricted shares of the Company's restricted Common Stock that became due under the terms of the $1.3 million Investor Note upon the Company's failure to pay principal and interest when due, as follows: Mr. McNamara 1,279,092 shares and Mr. Hill 164,533 shares. This also includes a total of 1,426,000 shares of the Company's restricted Common Stock that was authorized (but not issued) as part of the consideration for the exchange of the former $1 million note for the Investor Note. This stock has piggyback registration rights but may not be traded until the Investor Note is converted. The distribution of this stock is as follows: Mr. McNamara 1,264,000 shares and Mr. Hill 162,000 shares. With respect to the foregoing, in May 1999, Mr. Hunt released his right to the issuance of options to purchase 64,575 shares of the Company's restricted Common Stock and his right to the issuance of 574,000 shares of the Company's restricted Common Stock.

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

          Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 637,300 shares held by Mr. Fricke's former spouses; (c) 82,080 shares held by his father; (d) 15,303 shares that he holds as Trustee; and (e) 82,080 held by his grown children.

          5. In 1999, the Company authorized the issuance options to purchase four hundred (400) shares of the Company's restricted Common Stock at $.0001 per share for a period of five (5) years from the date of the meeting to each member of the Board for each meeting attended. Under this plan, each Director is entitled to currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and options to purchase 4,000 shares of restricted Common Stock for 2000.

          6. Includes 1,000 shares owned by Sharron M. Greenwood, his wife. Mr. Greenwood specifically disclaims ownership of those shares.

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

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock.

     In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 10,000,000 shares of its restricted Common Stock to Mr. Fricke in 1999 and 18,500,000 shares of its restricted Common Stock in 2000.

     During 1999, Dominic Parisi purchased 2,400,000 shares of the Company's restricted Common Stock for a purchase price of $72,000 for the benefit of the Dominic G. Parisi Trust. During 2000, Mr. Parisi purchased 5,750,000 shares of the Company's restricted Common Stock for a purchase price of $37,500.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits. The  following  exhibits are filed  herewith or  incorporated  by reference herein:

          Exhibit
          No.               Description
          -------           -----------

          3.1*              Certificate of Incorporation of the Company

          3.2*              By-Laws of the Company

          4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company

          10.1* Asset Purchase Agreement and Plan of Reorganization between the Company and SAC Delaware dated August 21, 1995

          10.2*             License   Agreement   for   coatings   and  sealants
                            Technologies between Richard B. Kennedy and the Company as licensee dated December 9, 1992

          10.3* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

          10.4* License Agreement for fire retardant applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992

          10.5* Amendment to Technology License Agreements of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated August 23, 1993

          10.6**            Financial Accord among Rudolph L. Chase,  Raymond C.
                            Chase,  and Clement H.  Royer,  dated as of March 1,
                            1997,   relating   to   royalties   on   NaturalCool
                            Technology

          10.7**            Agreement   between  Natural  Cool,  Inc.,  and  the
                            Company dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

          10.8** License Agreement between Rudolph Chase and Raymond Chase, and the Company dated as of May 6, 1998, relating to licensing of NaturalCool patent rights

          10.9** Promissory Note of Natural Cool, Inc., guaranteed by the Company, dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.

          10.10** Bill of Sale of Rudolph Chase and Raymond Chase, dated as of May 6, 1998, relating to sale of stock of Natural Cool, Inc. to the Company

          10.11** Bill of Sale of Natural Cool, Inc, dated as of May 6, 1998, relating to sale of assets of Natural Cool, Inc. to the Company

* Incorporated by reference from the Registrant's Registration Statement on Form 10-KSB filed December 31, 1996.

** Incorporated by reference from the Company's Form 10-KSB for fiscal year ended December 31, 1997 and filed as of September 3, 1998.

(b)  Reports on Form 8-K.

          The following Form 8-Ks were filed during the fiscal year ended December 31, 2000: NONE.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                TABLE OF CONTENTS


Report of Independent Auditors -
  Green, Holman, Frenia and Company, LLP                              F-1

Balance Sheets,
  December 31, 2000 and 1999                                          F-2

Statements of Operations,
  For the Years Ended December 31, 2000 and 1999                      F-3

Statements of Changes in Stockholders' Deficit,                       F-4
  For the Years Ended December 31, 2000 and 1999

Statements of Cash Flows,                                             F-5
  For the Years Ended December 31, 2000 and 1999

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

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.


Date: 1/12/02                     By:  /s/ Richard J. Fricke
                                     -------------------------------------------
                                           Richard J. Fricke
                                           President & Chief Executive Officer



          In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Title                           Date
          ---------                   -----                           ----


          /s/ Richard J. Fricke       President, Chief Executive      1-12, 2002
          ---------------------       Officer and Director
          Richard J. Fricke



          /s/ Chester Greenwood       Secretary and                   1-11, 2002
          ---------------------       Director
          Chester Greenwood



          /s/ Dominic Parisi          Director                        1-17, 2002
          ---------------------
          Dominic Parisi

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS



Independent Auditors' Report                                             F-1

Balance Sheets,
December 31, 2000 and 1999                                               F-2

Statements of Operations,
For the Years Ended December 31, 2000 and 1999                           F-3

Statements of Changes in Stockholders' Deficit,                          F-4
For the Years Ended December 31, 2000 and 1999

Statements of Cash Flows,                                                F-5
For the Years Ended December 31, 2000 and 1999

Notes to Financial Statements                                         F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheets of Safe Alternatives Corporation of America, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 2000 and 1999 and the results of its operations, stockholders' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.




                                GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P.
                                Certified Public Accountants

                                /s/ Green, Holman, Frenia and Company, L.L.P.


Woodbridge, New Jersey
December 17, 2001


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                   2000            1999
                                                              ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                                        $      7,238    $      1,466
  Accounts receivable - net of allowance
    of $5,000 and $0 for 2000 and 1999                              11,996          33,624
                                                              ------------    ------------

  Total current assets                                              19,234          35,090
                                                              ------------    ------------


Property and Equipment, Net                                         31,696          39,278
                                                              ------------    ------------


Loan Acquisition Costs                                             273,649         273,649
                                                              ------------    ------------


                                                              $    324,579    $    348,017
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts payable and other accrued expenses                 $    417,610    $    333,996
  Current maturities of stockholders' loans                        926,900         926,900
  Convertible debentures                                           726,500         726,500
                                                              ------------    ------------

  Total current liabilities                                      2,071,010       1,987,396
                                                              ------------    ------------

Other Liabilities:
  Loss contingency                                                 140,000          26,000
                                                              ------------    ------------

  Total other liabilities                                          140,000          26,000
                                                              ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   54,580,960 shares in 2000 and                                   110,747          73,247
   30,330,960 in 1999
  Additional paid-in capital                                    15,528,674      15,528,674
  Accumulated deficit                                          (17,528,011)    (17,269,459)
  Subscriptions issuable                                             2,160           2,160
                                                              ------------    ------------

                                                                (1,886,430)     (1,665,378)

  Treasury stock                                                        (1)             (1)
                                                              ------------    ------------

  Total stockholders' deficit                                   (1,886,431)     (1,665,379)
                                                              ------------    ------------


                                                              $    324,579    $    348,017
                                                              ============    ============


See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                    2000            1999
                                               ------------    ------------

Sales                                          $     93,519    $    130,205

Cost of Goods Sold                                   10,728          40,862
                                               ------------    ------------

Gross Profit                                         82,791          89,343
                                               ------------    ------------

Operating Costs:
  Selling, general and administrative                97,868         233,507
  Research and development                             --              --
  Depreciation and amortization                       7,582           7,582
                                               ------------    ------------

  Total operating costs                             105,450         241,089
                                               ------------    ------------

Loss from Operations                                (22,659)       (151,746)
                                               ------------    ------------

Other Income and Expenses:
    Interest expense                               (116,893)       (117,198)
    Estimated litigation settlement                (114,000)           --
    Provision for bad debt                           (5,000)           --
                                               ------------    ------------

  Total other expenses                             (235,893)       (117,198)
                                               ------------    ------------


Net Loss                                       $   (258,552)   $   (268,944)
                                               ============    ============

Net Loss per Common Share                      $     (.0061)   $      (.012)
                                               ============    ============

Average Number of Common Shares                  42,455,960      22,013,460
                                               ============    ============








See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999





                        Common Stock          Additional                                       Treasury Stock
                ---------------------------     Paid-in     Accumulated   Subscription   ---------------------------
                   Shares         Amount        Capital       Deficit       Issuable        Shares         Amount          Total
                ------------   ------------  ------------  ------------   ------------   ------------   ------------   ------------
Balance at
12/31/99          30,330,960   $     73,247  $ 15,528,674  $(17,269,459)  $      2,160        (11,682)  $         (1)  $ (1,665,379)

Proceeds from
Paid-In Capital                                         0                                                                         0

Issuance of
common shares     24,520,298         37,500                                                                                  37,500

Redemption of
common shares       (270,298)             0                                                                                       0

Net Loss                                                       (258,552)                                                   (258,552)
                ------------   ------------  ------------  ------------   ------------   ------------   ------------   ------------

Balance at
12/31/00          54,580,960   $    110,747  $ 15,528,674  $(17,528,011)  $      2,160        (11,682)  $         (1)  $ (1,886,431)
                ============   ============  ============  ============   ============   ============   ============   ============






See auditors' report and notes to financial statements.
                                       F-4

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                           2000         1999
                                                         ---------    ---------
Cash Flows from Operating Activities:

Net Loss                                                 $(258,552)   $(268,944)

Adjustments to reconcile net loss to
  net cash provided (used) in operating
  activities:
   Depreciation and amortization                             7,582        7,582
   Provision for bad debt                                    5,000         --
   Provision for litigation settlement                     114,000         --

  Changes in assets and liabilities:
   Accounts receivable                                      16,628       33,595
   Accounts payable and accrued expenses                   121,114      150,014
                                                         ---------    ---------

Net Cash Provided (Used) in Operating Activities             5,772      (77,753)
                                                         ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                                   --         72,000
                                                         ---------    ---------

Net Cash Provided by Financing Activities                     --         72,000
                                                         ---------    ---------

Net Increase (Decrease) in Cash                              5,772       (5,753)

Cash, Beginning of Year                                      1,466        7,219
                                                         ---------    ---------

Cash, End of Year                                        $   7,238    $   1,466
                                                         =========    =========









See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

Allowance for Doubtful Accounts
-------------------------------

The Company provides for estimated losses on accounts receivables based on prior years collections and review of existing receivables. Based on these factors there is a provision for doubtful accounts of $5,000 and $0 for the years ended December 31, 2000 and 1999, respectively.

Inventories
-----------

As of the December 31, 2000 year-end, the Company elected to write-off 100% of inventory, and charge to cost of goods sold.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

Organization Costs
------------------

Organization costs are amortized over 60 months using the straight-line method. Amortization expense was $0 for the years ended December 31, 2000 and 1999, respectively.

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share.

                                                      2000              1999
                                                 ------------      ------------


  Loss used in basic EPS                         $   (258,552)     $   (268,944)
                                                 ============      ============
  Weighted average number of common
    shares used in basic EPS                       42,455,960        22,013,460
                                                 ============      ============

  Net loss per common share                      $     (.0061)     $      (.012)
                                                 ============      ============


3.       Property and Equipment
-------------------------------

As of December 31, 2000 and 1999 property and equipment consisted of the following:
                                                       2000         1999
                                                       ----         ----

         Equipment                                   $  29,288    $  29,288
         Furniture & Fixtures                           10,008       10,008
         Leasehold Improvements                         11,468       11,468
                                                     ---------    ---------
                                                        50,764       50,764
         Less: Accumulated depreciation                 19,068       11,486
                                                     ---------    ---------

         Property and Equipment - Net                $  31,696    $  39,278
                                                     =========    =========

Depreciation expense was $7,582 for the years ended December 31, 2000 and 1999, respectively.

4.       Going Concern
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses and has a working capital deficiency. At December 31, 2000 and 1999, current liabilities exceed current assets by $2,051,776 and $1,952,306, and total liabilities exceed total assets by $1,886,432 and $1,665,379. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

As of January 1, 1999, the Company leased, on a month-to-month basis, approximately 12,000 square feet of space at Newport, Vermont at $4,000 per month. By December 31, 1999, the Company had reduced the space to 3,530 square feet at $1,275 per month.

As of January 1, 2000, the Company was leasing, on a month-to-month basis, 3,530 square feet of space for $1,275 per month. On July 1, 2000, the square footage was reduced to approximately 1,500 square feet at $600 per month.

Rent expense was $9,493 and $22,670 for the years ended December 31, 2000 and 1999, respectively.

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

Shares Issued as Compensation and Commission
--------------------------------------------

During 2000 and 1999, respectively, 175,000 and 620,000 fully vested shares of the Company's common stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, were $0 for 2000 and 1999, respectively, and has been recorded as compensation expense.

In addition, during 2000 and 1999, respectively, 32,500,000 and 13,000,000 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2000 and 1999, respectively.

7.       Income Taxes
---------------------

The Company has available unused operating loss carryforwards at December 31, 2000 of approximately $9,327,000 for federal purposes and $9,298,000 for state purposes that may be applied against future taxable income for federal and state liability, respectively. Cumulative net operating loss carryforwards as of December 31, 1998 as reported on the Company's federal and state income tax returns approximated $9,068,625 and $9,039,625.

The tax benefit of the cumulative carryforwards as of December 31, 2000 and 1999 is approximately $3,173,000 and $3,083,000 for federal and approximately $828,000 and $814,000 for state, offset in full by a valuation allowance.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

Currently, the Company is out of compliance with the minimum payment provisions and has a non-exclusive license. Mrs. Kennedy brought an action against the Company to obtain the minimum payments under the licenses. The action was arbitrated during 1999. The Company lost the exclusivity of the license in the arbitration, but was not required to pay any sums of money to Mrs. Kennedy. (See "Note 10").

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



9.       Related Party Transactions (continued)
-----------------------------------------------


Stockholders' loans at December 31, 2000 and 1999, consisted of the following:

                                                          2000         1999
                                                       ----------   ----------

Unsecured notes to five  stockholders,  bearing
interest at 8%. One-third of the outstanding
balance is due September 1998, including interest
The remaining balance is due January 1999, including
interest                                                  926,900      926,900
                                                       ----------   ----------

Total                                                     926,900      926,900

Less current maturities                                   926,900      926,900
                                                       ----------   ----------

Long-term debt, net of current maturities              $        0   $        0
                                                       ==========   ==========

     Aggregate maturities required on stockholders' loans at December 31, 2000 are as follows:

                   Year                                    Amount
                   ----                                  ----------

                   2001                                  $  926,900
                   2002                                           -
                   2003                                           -
                   Thereafter                                     -
                                                         ----------

                   Total                                 $  926,900
                                                         ==========


Officers' Compensation
----------------------

The officers of the Company had employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses through 1997. Amounts actually paid to the officers as of December 31, 2000 and 1999 amounted to $0 and $34,615, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years.

Licensing Agreement
-------------------

An officer of the Company has an interest in one of the licenses discussed above. For the years ended December 31, 2000 and 1999, there have been no payments to such officer under the aforementioned agreements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



10.      Contingencies
----------------------

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

An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. On or about April 5, 2000 a judgment against the Company and in favor of the Trustee was entered in this matter in the amount of $140,000. As a result, an additional reserve of $114,000 has been recorded as of December 31, 2000. The Company's financial statements for the year ending
December 31, 2000 and 1999 include a liability for a provision for loss of $140,000 and $26,000, respectively, to reflect this matter.

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



10.      Contingencies (continued)
----------------------------------

At March 31, 1998, a contingent liability for payroll taxes attributable to the issuance of stock as compensation exists. The amount of this liability has not yet been determined as it is subject to certain valuation issues surrounding the issuance of stock.

11.      Acquisition
--------------------

On May 5, 1998, the Company purchased the assets of Natural Cool, Inc. in exchange for the Company's assumption of approximately $152,700 of the seller's debts. The purchased assets consist of inventory, fixed assets, and all other tangible and intangible property.


12.      6% Convertible Note
----------------------------

On March 10, 1998 the Company entered into an Agency Agreement with Alexander Wescott & Co., Inc. ("AWC") for the offer and sale of 6% Convertible Notes, with maximum gross proceeds not to exceed $1,000,000. The notes bear interest at the rate of six percent (6%) per annum, payable semi-annually in arrears, in cash or, at the Company's option, in shares of Common Stock of the Company. The notes mature on the earlier of (i) the first anniversary of the initial closing of the proposed offer (April 10, 1999), and (ii) a sale of all or substantially all of the Company's assets or a merger, acquisition or consolidation in which the Company is not the surviving corporation. The notes rank senior to all other indebtedness of the Company now or hereafter existing, other than indebtedness to banks, in terms of priority and security, and may not be prepaid without the holder's consent. The principal amount of each Note shall be converted into shares of Common Stock, at the option of the holder, commencing on the earlier of (a) ninety (90) days following the filing of the Registration Statement with the Securities and Exchange Commission and (b) the date the Commission declares the Registration Statement effective.

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

As of December 31, 2000 and 1999 none of these warrants have been exercised.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



13.      Restricted Stock Sales
-------------------------------

During 1999, the Company authorized and issued its restricted common stock to pay for services to the Company performed in 1998, as follows: Rob Berger; 100,000 shares; Robert Percheski, 25,000 shares. The Company also issued 50,000 shares of its restricted Common Stock to Scott Purvis for services he rendered to the Company during 1999.

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

In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 10,000,000 shares of its restricted Common Stock to Mr. Fricke in 1999 and 18,500,000 shares of its restricted Common Stock in 2000.

During 2000 and 1999, Dominick Parisi purchased 5,750,000 and 2,400,000 shares of the Company's restricted Common Stock for a purchase price of $37,500 and $72,000, respectively, for the benefit of the Dominick G. Parisi Trust.


14.      Intangible Asset
-------------------------

During the first quarter of 1998 the company and the "Investor Group" in consideration for not demanding immediate payment agreed to exchange all of the outstanding balance due plus accrued interest of $916,201 for a new Note at $1,300,000 plus two (2) million shares of restricted common stock. The Company recognized a non-cash transaction of $383,799 that represents the intangible cost required increase the original note to its current balance of $1,300,000. This amount has been capitalized as an intangible asset. However, due to the election of Nicky Hunt to exchange his portion of the $1.3 million Investor Note for restricted common shares (see Note 9), this intangible cost was also reduced for his pro-rata share of the Note. As a result of this adjustment the intangible cost was $273,649 and $383,799, as of December 31, 2000 and 1999


15.      Cash Flow Information
------------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31, 2000 and 1999 were zero.

Non-Cash Transaction
--------------------

On May 29,1999 a shareholder exchanged his pro-rata portion of the "Investor Note" (Note 9) for 1,000,000 shares of restricted common shares. As a result, the net liability forgiven by the shareholder was reclassified as additional paid-in- capital of $292,798.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



16.      Subsequent Events
--------------------------

In 2001 the Company entered into a settlement agreement with the Trustee for the Bankruptcy Estate of Samuel L. Beinstein, whereby the Company will receive a Satisfaction of Judgement in exchange for $10,000 to be paid on behalf of the Company. This settlement was approved by the Bankruptcy Court and is expected to be completed in or before January 2002.

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