Form 10QSB
period 2001-03-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-02-12
CIK 1025856

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

[ ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

       For the transition period from ______ to _______.

                        Commission File Number 000-21627


                 Safe Alternatives Corporation of America, Inc.
     -----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                                 06-1413994
-------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                 440 Main Street, Ridgefield, Connecticut 06877
                 -----------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number: (203) 438-4918

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

As of March 31, 2001, there were 54,580,960 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:



                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS





Balance Sheets,
March 31, 2001 and 2000                                                  1

Statements of Operations,
For the Three Months Ended March 31, 2001 and 2000                       2

Statements of Cash Flows,                                                3
For the Three Months Ended March 31, 2001 and 2000

Notes to Financial Statements                                          4 - 6

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                             MARCH 31, 2001 AND 2000

                                                        2001            2000
                                                   ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                             $      6,423    $        956
  Accounts receivable - net of allowance
    of $5,000 and $0 for 2001 and 2000                    4,509          15,919
                                                   ------------    ------------
  Total current assets                                   10,932          16,875
                                                   ------------    ------------


Property and Equipment, Net                              29,800          37,383
                                                   ------------    ------------


Loan Restructuring Costs                                      0         273,649
                                                   ------------    ------------



                                                   $     40,732    $    327,907
                                                   ============    ============



                      Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $    446,748    $    357,912
  Current maturities of stockholders' loans             926,900         926,900
  Convertible debentures                                726,500         726,500
                                                   ------------    ------------

  Total current liabilities                           2,100,148       2,011,312
                                                   ------------    ------------
Other Liabilities:
  Loss contingency                                      140,000          26,000
                                                   ------------    ------------

  Total other liabilities                               140,000          26,000
                                                   ------------    ------------

Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   54,580,960 shares in 2001 and                        110,747          83,247
   30,330,960 in 2000
  Additional paid-in capital                         15,528,674      15,528,674
  Accumulated deficit                               (17,840,996)    (17,323,485)
  Subscriptions issuable                                  2,160           2,160
                                                   ------------    ------------

                                                     (2,199,415)     (1,709,404)

  Treasury stock                                             (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                        (2,199,416)     (1,709,405)
                                                   ------------    ------------


                                                   $     40,732    $    327,907
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




                                                2001             2000
                                            ------------    ------------

Sales                                       $     26,049    $     15,024

Cost of Goods Sold                                11,497           9,166
                                            ------------    ------------

Gross Profit                                      14,552           5,858
                                            ------------    ------------

Operating Costs:
  Selling, general and administrative             22,556          28,553
  Research and development                          --              --
  Depreciation and amortization                    1,896           1,896
                                            ------------    ------------

  Total operating costs                           24,452          30,449
                                            ------------    ------------

Loss from Operations                              (9,900)        (24,591)
                                            ------------    ------------

Other Expenses:
    Interest expense - stockholders' loan        (18,538)        (18,538)
    Interest expense - convertible notes         (10,898)        (10,898)
    Extraordinary item                          (273,649)
                                            ------------    ------------

  Total other expenses                          (303,085)        (29,436)
                                            ------------    ------------

Net Loss Before Extraordinary Item          $   (312,985)   $    (54,027)
                                            ============    ============

Net Loss per Common Share                   $     (.0057)   $     (.0017)
                                            ============    ============

Average Number of Common Shares               54,580,960      30,330,960
                                            ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                          2001         2000
                                                        ---------    ---------
Cash Flows from Operating Activities:

Net Loss                                                 $(312,985)   $ (54,027)

Adjustments to reconcile net loss to
  net cash provided (used) in operating
  activities:
   Depreciation and amortization                             1,896        1,896
   Extraordinary item                                      273,649



  Changes in assets and liabilities:
   Accounts receivable                                       7,486       17,706
   Accounts payable and accrued expenses                    29,139       23,915
                                                         ---------    ---------

Net Cash Used in Operating Activities                         (815)     (10,510)
                                                         ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                                   --         10,000
                                                         ---------    ---------

Net Cash Provided by Financing Activities                     --         10,000
                                                         ---------    ---------

Net Decrease in Cash                                          (815)        (510)

Cash, Beginning of Year                                      7,238        1,466
                                                         ---------    ---------

Cash, End of Period                                      $   6,423    $     956
                                                         =========    =========

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1. Basis of Presentation
------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the management, all adjustments of a normal recurring nature necessary for a fair statement have been included.

The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company.

Method of Accounting
--------------------

The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management, under certain circumstances, to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share as of March 31, 2001 and 2000, respectively.

                                                        2001            2000
                                                   ------------    ------------



     Loss used in basic EPS                        $   (312,985)   $    (54,027)
                                                   ============    ============
     Weighted average number of common
       shares used in basic EPS                      54,580,960      30,330,960
                                                   ============    ============

     Net loss per common share                     $     (.0057)   $     (.0017)
                                                   ============    ============


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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



2. Property and Equipment
-------------------------

As of March 31, 2001 and 2000 property and equipment consisted of the following:

                                              2001        2000
                                            ---------   ---------

     Equipment                              $  29,288   $  29,288
     Furniture & Fixtures                      10,008      10,008
     Leasehold Improvements                    11,468      11,468
                                            ---------   ---------
                                               50,764      50,764
     Less: Accumulated depreciation            20,964      13,381
                                            ---------   ---------

     Property and Equipment - Net           $  29,800   $  37,383
                                            =========   =========

Depreciation expense was $1,896 for the three months ended March 31, 2001 and 2000, respectively.

3. Stockholders' Deficit
------------------------

Shares Issued as Compensation and Commission
--------------------------------------------

During the quarter ended March 31, 2001 and 2000, respectively, there were 250,000 and 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.


In addition, during quarters ended March 31, 2001 and 2000, respectively, 0 and 18,500,000 fully vested shares of the Company's Common Stock were issued to an officer of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.


4. Extraordinary Item
---------------------

During the first quarter of 2001, there was a change in the treatment of the debt restructuring that had occurred in 1998 that originally resulted the capitalization of intangible costs. As per FAS 15 these intangible costs associated with this debt restructuring will be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Loan Restructuring Costs" of $273,649 have been charged against income as of March 31, 2001.

5. Cash Flow Information
------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended March 31, 2001 and 2000 were zero.

Non Cash Transaction
--------------------

In 2001 a loss due to "restructuring of troubled debt" of $273,649 was charged against income, as referred to in Note 4.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




6.  Subsequent Events
---------------------

In 2001 the Company entered into a settlement agreement with the Trustee for the Bankruptcy Estate of Samuel L. Beinstein, whereby the Company will receive a Satisfaction of Judgement in exchange for $10,000 to be paid on behalf of the Company. This settlement was approved by the Bankruptcy Court and is expected to be completed in February 2002.

In October 2001 the Company issued 4,000,000 shares of restricted common stock to the remaining shareholders in the Investor Group. These shares were issued in consideration of a waiver by the members of the Investor Group of all money owed to them and the waiver of all rights to or under any stock, options, warrants or other rights to additional stock in the Company.

As of December 31, 2001, six (6) holders of the foregoing Convertible Notes (totaling $450,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock. In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of January 10, 2002, the Company was in default in the amounts of $226,500 in principal and $54,360 in interest for a total of $280,860 in arrearages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview:
--------

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and notes and the other financial information elsewhere in this filing. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's future operating results may be affected by a number of factors, including general economic conditions, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to settle its debts and manufacture and sell its products at a profitable, yet competitive price.

     The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources.

     Our operations are concentrated in a single facility in Derby, Vermont with one (1) employee and substantially reduced overhead. Our operations could be interrupted by fire or other events beyond our control. We do not have a detailed disaster plan. In addition, we do not carry business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Results of Operations:
---------------------

Sales; Gross Margins; Net Losses:

     For the three months ended March 31, 2001, sales increased to $26,049 from $15,024 for the three months ended March 31, 2000, representing a 73% increase. This was due to an increase in the number of sales representative, all of whom are paid on a commission basis.

     The Company's gross margin on sales increased from (56%) for the first three months of 2000 to (39 %) for the first three months of 2001.

     For the three months ended March 31, 2001 and before the extraordinary item described below, the Company had a net loss of $(39,336), or $(.0007) per share, as compared with $(54,027) or $(.0017) per share in the same period in the previous year. For the three months ended March 31, 2001 and including the extraordinary item described below, the Company had a net loss of $(312,985) or $(.0057) per share, as compared with $(54,027) or $(.0017) per share. The

Company may continue to incur net losses. The increase in the net loss per share in the three months ended March 31, 2001 from the same period in 2000 is due to the increase in net loss due to the "extraordinary item" as mentioned below.

     Selling, General and Administrative Expenses. For the three months ending March 31, 2001, the Company incurred selling, general and administrative expenses of $22,555, as compared to $28,553 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the quarters ending March 31, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Liquidity and Capital Resources. The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital and settling its debt. At March 31, 2001, the Company had current assets of $10,932 and current liabilities of $2,100,149. As of March 31, 2001, the Company was able to operate at a near breakeven level based upon the reduction of costs associated with sales. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing and continuing to settle its debt.

     Extraordinary Item. During the first quarter of 2001, there was a change in the treatment of the debt restructuring that had occurred in 1998 that originally resulted the capitalization of intangible costs. As per FAS 15 these intangible costs associated with this debt restructuring will be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Loan Restructuring Costs" of $273,649 have been charged against income as of March 31, 2001.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     (a) Pending Legal Proceedings: An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No. 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995. Judgment against the Company and in favor of the Trustee was entered in this matter on or about April 5, 2000 in the total amount of $140,000. On or about October 23, 2001, the Bankruptcy court approved a settlement agreement whereby a Satisfaction of Judgment will be entered in this matter upon the Trustee's receipt of $10,000 to be paid on behalf of the Company. This agreement terminates if not completed on or before February 15, 2002, unless extended in writing.

     In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of $324 as of March 31, 2001.

     (b) Pending Governmental Proceedings: The Company is not party to any pending action involving a governmental agency and is not aware of any contemplated action by a governmental agency against the Company.

ITEM 2.  CHANGES IN SECURITIES:

     During the first three months of 2001, the Company issued 250,000 shares of its common stock to Michael Mareneck for services rendered to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

     (a) Defaults In Debt Obligations: During 1997 and the first half of 1998, Messrs. Sean McNamara, Nicky Hunt and Richard Hill (hereinafter "the Investor Group"), who are current shareholders and who were Directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's Common Stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998. The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire 1,500,000 shares of Common Stock at $.25 per share and 1,500,000 shares of Common Stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire Common Stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which may be exercised at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note is repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company fails to make the principal payment on the shareholder loans on September 9, 1998, the Company will be obligated to issue to the lender options to acquire an additional 75,000 shares of Common Stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and was in default.

     On May 29, 1999, in exchange for the issuance of 1,000,000 shares of the Company's restricted Common Stock, Nicky Hunt released the Company from: (1) paying any sums due to him, including amounts due to him under the foregoing $1.3 million Note; (2) issuing any additional stock then due or becoming due to him; and (3) any and all rights he had, including any right under any option or warrant, to receive any additional Common Stock from the Company that arose as a result of his association with the Company. Messrs. McNamara and Hill released the same obligations in October 2001 in exchange for the issuance of 4,000,000 shares of the Company's restricted Common Stock. Therefore, as of the date of the filing of this report, there were no arrearages outstanding.

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

     As of December 31, 2001, six (6) holders of the foregoing Convertible Notes (totaling $450,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock. In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of January 10, 2002, the Company was in default in the amounts of $226,500 in principal and $54,360 in interest for a total of $280,860 in arrearages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the shareholders.

     Chester Greenwood declined to stand for re-election as a Director of the Company due to a change in his residence. The remaining two (2) Directors remained unchanged.

ITEM 5.  OTHER INFORMATION:

     Mr. Chester Greenwood declined to stand for re-election as a Director of the Company due to a change of his residence. Mr. Greenwood did not express any disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not submit a formal letter of resignation.

     During the first quarter of 2001, the Company reduced the square footage that it was leasing in its Derby, Vermont facility to approximately 4,000 square feet with rent being reduced to $1,000 per month.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K. None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 8th day of February, 2002

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                              By    /s/ Richard J. Fricke
                                  -----------------------

                                  Richard J. Fricke
                                  President, Chief Executive Officer
                                  And Chief Financial Officer