Form 10QSB
period 2001-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-02-13
CIK 1025856

U.S.SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

[ ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

       For the transition period _________ to ___________.

                        Commission File Number 000-21627


                 Safe Alternatives Corporation of America, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

      Florida                                                     06-1413994
-----------------------------                                -------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                 440 Main Street, Ridgefield, Connecticut 06877
                ------------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

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

As of June 30, 2001, there were 54,580,960 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC
                                TABLE OF CONTENTS




Balance Sheets,
June 30, 2001 and 2000                                                       1

Statements of Operations,
For the Six Months Ended June 30, 2001 and 2000                              2

Statements of Operations,
For the Six Months Ended June 30, 2001 and 2000                              3


Statements of Cash Flows,                                                    4
For the Six Months Ended June 30, 2001 and 2000

Notes to Financial Statements                                              5 - 7

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                             JUNE 30, 2001 AND 2000

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                         UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                                                        2001            2000
                                                   ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                             $      3,343    $      2,734
  Accounts receivable - net of allowance
    of $5,000 and $0 for 2001 and 2000                    4,509          18,850

                                                   ------------    ------------

  Total current assets                                    7,852          21,584
                                                   ------------    ------------

Property and Equipment, Net                              27,905          35,488
                                                   ------------    ------------

Loan Restructuring Costs                                      0         273,649
                                                   ------------    ------------

                                                   $     35,757    $    330,720
                                                   ============    ============



                      Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $    475,585    $    373,131
  Current maturities of stockholders' loans             926,900         926,900
  Convertible debentures                                726,500         726,500
                                                   ------------    ------------

  Total current liabilities                           2,128,985       2,026,531
                                                   ------------    ------------

Other Liabilities:
  Loss contingency                                      140,000          26,000
                                                   ------------    ------------

  Total other liabilities                               140,000          26,000
                                                   ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   54,580,960 shares in 2001 and                        110,747         103,247
   52,830,960 in 2000
  Additional paid-in capital                         15,528,674      15,528,674
  Accumulated deficit                               (17,874,808)    (17,355,891)
  Subscriptions issuable                                  2,160           2,160
                                                   ------------    ------------

                                                     (2,233,227)     (1,721,810)

  Treasury stock                                             (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                        (2,233,228)     (1,721,811)
                                                   ------------    ------------


                                                   $     35,757    $    330,720
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
                    FOR THE SIX MONTHS JUNE 30, 2001 AND 2000




                                               2001            2000
                                          ------------    ------------

Sales                                     $     42,492    $     35,547

Cost of Goods Sold                              14,956          15,667
                                          ------------    ------------

Gross Profit                                    27,536          19,880
                                          ------------    ------------

Operating Costs:
  Selling, general and administrative           38,020          43,649
  Research and development                        --              --
  Depreciation and amortization                  3,792           3,792
                                          ------------    ------------

  Total operating costs                         41,812          47,441
                                          ------------    ------------

Loss from Operations                           (14,276)        (27,561)
                                          ------------    ------------

Other Expenses:
  Interest expense - stockholders' loan        (37,076)        (37,076)
  Interest expense - convertible notes         (21,796)        (21,796)
                                          ------------    ------------

  Total other expenses                         (58,872)        (58,872)
                                          ------------    ------------

Net loss before extraordinary item             (73,148)        (86,433)

  Extraordinary Item                          (273,649)           --
                                          ------------    ------------

Net Loss                                  $   (349,797)   $    (86,433)
                                          ============    ============

Net Loss per Common Share                 $     (.0064)   $     (.0020)
                                          ============    ============
Average Number of Common Shares             54,580,960      43,830,960
                                          ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000




                                               2001            2000
                                          ------------    ------------

Sales                                     $     16,443    $     20,522

Cost of Goods Sold                               3,458           6,501
                                          ------------    ------------

Gross Profit                                    12,985          14,021
                                          ------------    ------------

Operating Costs:
  Selling, general and administrative           15,465          15,097
  Research and development                        --              --
  Depreciation and amortization                  1,896           1,895
                                          ------------    ------------

  Total operating costs                         17,361          16,992
                                          ------------    ------------

Loss from Operations                            (4,376)         (2,971)
                                          ------------    ------------

Other Expenses:
  Interest expense - stockholders' loan        (18,538)        (18,538)
  Interest expense - convertible notes         (10,898)        (10,898)
                                          ------------    ------------

  Total other expenses                         (29,436)        (29,436)
                                          ------------    ------------


Net Loss                                  $    (33,812)   $    (32,407)
                                          ============    ============

Net Loss per Common Share                 $     (.0006)   $     (.0007)
                                          ============    ============

Average Number of Common Shares             54,580,960      43,830,960
                                          ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                              2001         2000
                                            ---------    ---------

Cash Flows from Operating Activities:

Net Loss                                    $(346,797)   $ (86,433)

Adjustments to reconcile net loss to
  net cash provided (used) in operating
  activities:
   Depreciation and amortization                3,792        3,792
   Extraordinary item                         273,649         --



  Changes in assets and liabilities:
   Decrease in accounts receivable              7,486       14,774
   Increase in accounts payable and
     accrued expenses                          57,975       39,135
                                            ---------    ---------

Net Cash Used in Operating Activities          (3,895)     (28,732)
                                            ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                      --         30,000
                                            ---------    ---------

Net Cash Provided by Financing Activities        --         30,000
                                            ---------    ---------

Net Increase (Decrease) in Cash                (3,895)       1,268

Cash, Beginning of Year                         7,238        1,466
                                            ---------    ---------

Cash, End of Period                         $   3,343    $   2,734
                                            =========    =========

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share for the six months ended June 30, 2001 and 2000, respectively.

                                         2001            2000
                                    ------------    ------------


Loss used in basic EPS              $   (346,797)   $    (86,433)
                                    ============    ============
Weighted average number of common
  shares used in basic EPS            54,580,960      43,830,960
                                    ============    ============

Net loss per common share           $     (.0064)   $     (.0020)
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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



2. Property and Equipment
-------------------------

As of June 30, 2001 and 2000 property and equipment consisted of the following:

                                        2001        2000
                                      ---------   ---------

     Equipment                        $  29,288   $  29,288
     Furniture & Fixtures                10,008      10,008
     Leasehold Improvements              11,468      11,468
                                      ---------   ---------
                                         50,764      50,764
     Less: Accumulated depreciation      22,859      15,276
                                      ---------   ---------

     Property and Equipment - Net     $  27,905   $  35,488
                                      =========   =========

Depreciation expense was $3,792 for the six months ended June 30, 2001 and 2000, respectively.

3. Stockholders' Deficit
------------------------

Shares Issued as Compensation and Commission
--------------------------------------------

During the three months ended June 30, 2001 and 2000, respectively, there were 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered.

During the six months ended June 30, 2001 and 2000, respectively, there were 250,000 and 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.

During the three months ended June 30, 2001 and 2000, respectively, 0 fully vested shares of the Company's Common Stock were issued to officers of the Company.

During the six months ended June 30, 2001 and 2000, respectively, 0 and 18,500,000 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.

During the six months ended June 30, 2000, an officer purchased approximately 4,000,000 shares of the Company's restricted Common Stock for a purchase price of $20,000.

4. Extraordinary Item
---------------------

During the first quarter of 2001 there was a change in the treatment of the debt restructuring that had occurred in 1998 that originally result the capitalization of intangible costs. As per FAS 15 these intangible costs associated with this debt restructuring should be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Loan Restructuring Costs" of $273,649 have been charged against income as of June 30, 2001.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



5. Cash Flow Information
------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the six months ended June 30, 2001 and 2000 were zero.

Non Cash Transaction
--------------------

In 2001 a loss due to restructuring troubled debt of $273,649 was charged against income, as referred to in Note 4.


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

As of December 31, 2001, six (6) holders of the foregoing Convertible Notes (totaling $450,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock.. In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of January 10, 2002, the Company was in default in the amounts of 226,500 in principal and $54,360 in interest for a total of $280,860 in arrearages.

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

     Our operations are concentrated in a single facility in Derby, Vermont. Our operations could be interrupted by fire or other events beyond our control. We do not have a detailed disaster plan. In addition, we do not carry business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Results of Operations:  Three Months Ended June 30, 2001 and 2000.
-----------------------------------------------------------------

Sales; Gross Margins; Net Losses:

     For the three months ended June 30, 2001, sales decreased to $16,443 from $20,522 for the three months ended June 30, 2000, representing a 20% decrease. This was due to low customer orders.

     The Company's gross margin on sales increased from (68 %) for the second three months of 2000 to (79 %) for the second three months of 2001.

     For the three months ended June 30, 2001, the Company reported a net loss of $(33,812), or $(.0006) per share, as compared with $(32,407) or $(.0007) per share in the same period in the previous year, an increased loss of $1,405, or (4%). The loss for the second three months of 2001 included $18,538 and $10,598 of accrued interest for the stockholders loans and convertible notes payable, respectively. The Company may continue to incur net losses. The decrease in the net loss per share in the second three months of 2001 from the same period in 2000 is due to a larger number of shares outstanding.

     Selling, General and Administrative Expenses. For the three months ending June 30, 2001, the Company incurred selling, general and administrative expenses of $15,465, as compared to $15,097 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the quarters ending June 30, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Results of Operations:  Six Months Ended June 30, 2001 and 2000.
---------------------------------------------------------------

     Sales; Gross Margins; Net Losses: For the six months ended June 30, 2001, sales increased to $42,492 from $35,547 for the six months ended June 30, 2000, representing a 20% increase. This was due to an increase in the number of sales representative, all of whom are paid on a commission basis.

     The Company's gross margin on sales increased from (56%) for the first six months of 2000 as compared to (65 %) for the first six months of 2001.

     For the six months ended June 30, 2001, and before the extraordinary item described below, the Company had a net loss of $(73,148), or $(.0013) per share, as compared with $(86,433) or $(.0020) per share in the same period in the previous year. For the six months ended June 30, 2001 and including the extraordinary item described below, the Company had a net loss of $(346,797), or $(.0064) per share, as compared with $(86,433) or $(.0020) per share in the same period in the previous year. The Company may continue to incur net losses. The increase in the net loss per share for the six months ended June 30, 2001 from the same period in 2000 is due to the increase in net loss from the first quarter of 2001.

     Selling, General and Administrative Expenses. For the six months ending June 30, 2001, the Company incurred selling, general and administrative expenses of $38,020, as compared to $43,649 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the six-month period ending June 30, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Liquidity and Capital Resources. The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital and settling its debt. At June 30, 2001, the Company had current assets of $7,852 and current liabilities of $2,128,985. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing and continuing to settle its debt. As of June 30, 2001, the Company was able to operate at a near breakeven level based upon the reduction of costs associated with sales.

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

     In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of $648 as of June 30, 2001.

     (b) Pending Governmental Proceedings: The Company is not party to any pending action involving a governmental agency and is not aware of any contemplated action by a governmental agency against the Company.

ITEM 2.  CHANGES IN SECURITIES:

     On June 11, 2001, the Board of Directors unanimously passed a resolution amending the Articles of Incorporation to increase the number of authorized shares of the Company's $0.0001 par value common stock to one hundred seventy-five million (175,000,000) shares. Shareholder approval was not required. This Amendment to the Articles of Incorporation was filed with the Secretary of State for the State of Florida on July 30, 2001.

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

     As of December 31, 2001, six (6) holders of the foregoing Convertible Notes (totaling $450,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock... In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of February 11, 2002, Company was in default in the amounts of $226,500 in principal and $54,360 in interest for a total of $280,860 in arrearages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the shareholders.

ITEM 5.  OTHER INFORMATION:

     In May 2001, the Company entered into a strategic alliance with Process Solutions, Inc. of Wilbraham, Massachusetts for the manufacture and sale of the Company's Ameristrip product.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)       Exhibits.

          PART II EXHIBITS:

          3 Amendment to Articles of Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.

(b)       Reports on Form 8-K.

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11th day of February, 2002

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                By  /s/ Richard J. Fricke
                                  -----------------------
                                 Richard J. Fricke
                                 President, Chief Executive Officer
                                 And Chief Financial Officer