Form 10QSB
period 2001-09-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-02-13
CIK 1025856

U.S.SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

[ ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________.


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

As of September 30, 2001, there were 54,580,960 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                         UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC
                                TABLE OF CONTENTS




Balance Sheets,
September 30, 2001 and 2000                                                1

Statements of Operations,
For the Nine Months Ended September 30, 2001 and 2000                      2

Statements of Operations,
For the Three Months Ended September 30, 2001 and 2000                     3

Statements of Cash Flows,
For the Six Months Ended June 30, 2001 and 2000                            4

Notes to Financial Statements                                            5 - 7

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                           SEPTEMBER 30, 2001 AND 2000


                                                        2001            2000
                                                   ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                             $        215    $      2,382
  Accounts receivable - net of allowance
    of $5,000 and $0 for 2001 and 2000                    4,509          28,639
                                                   ------------    ------------

  Total current assets                                    4,724          31,021
                                                   ------------    ------------


Property and Equipment, Net                              26,010          33,592
                                                   ------------    ------------


Loan Restructuring Costs                                      0         273,649
                                                   ------------    ------------

                                                   $     30,734    $    338,262
                                                   ============    ============



                      Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $    504,253    $    401,114
  Current maturities of stockholders' loans             926,900         926,900
  Convertible debentures                                726,500         726,500
                                                   ------------    ------------

  Total current liabilities                           2,157,653       2,054,514
                                                   ------------    ------------

Other Liabilities:
  Loss contingency                                      140,000          26,000
                                                   ------------    ------------

  Total other liabilities                               140,000          26,000
                                                   ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   54,580,960 shares in 2001 and 2000                   110,747         110,747
  Additional paid-in capital                         15,528,674      15,528,674
  Accumulated deficit                               (17,908,499)    (17,383,832)
  Subscriptions issuable                                  2,160           2,160
                                                   ------------    ------------

                                                     (2,266,918)     (1,742,251)

  Treasury stock                                             (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                        (2,266,919)     (1,742,252)
                                                   ------------    ------------

                                                   $     30,734    $    338,262
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                                2001            2000
                                           ------------    ------------

Sales                                      $     57,002    $     68,792

Cost of Goods Sold                               21,255          29,760
                                           ------------    ------------

Gross Profit                                     35,747          39,032
                                           ------------    ------------

Operating Costs:
  Selling, general and administrative            48,591          59,410
  Research and development                         --              --
  Depreciation and amortization                   5,687           5,687
                                           ------------    ------------

  Total operating costs                          54,278          65,097
                                           ------------    ------------

Loss from Operations                            (18,531)        (26,065)
                                           ------------    ------------

Other Expenses:
  Interest expense - stockholders' loan         (55,614)        (55,614)
  Interest expense - convertible notes          (32,694)        (32,694)
                                           ------------    ------------

  Total other expenses                          (88,308)        (88,308)
                                           ------------    ------------

Net loss before extraordinary item             (106,839)       (114,373)

  Extraordinary Item                           (273,649)           --
                                           ------------    ------------

Net Loss                                   $   (380,488)   $   (114,373)
                                           ============    ============

Net Loss per Common Share                  $     (.0070)   $     (.0025)
                                           ============    ============

Weighted Average Number of Common Shares     54,580,960      45,762,778
                                           ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                 2001            2000
                                            ------------    ------------

Sales                                       $     14,510    $     33,245

Cost of Goods Sold                                 6,299          14,093
                                            ------------    ------------

Gross Profit                                       8,211          19,152
                                            ------------    ------------

Operating Costs:
  Selling, general and administrative             10,571          15,761
  Research and development                          --              --
  Depreciation and amortization                    1,895           1,895
                                            ------------    ------------

  Total operating costs                           12,466          17,656
                                            ------------    ------------

Income (Loss) from Operations                     (4,255)          1,496
                                            ------------    ------------

Other Expenses:
    Interest expense - stockholders' loan        (18,538)        (18,538)
    Interest expense - convertible notes         (10,898)        (10,898)
                                            ------------    ------------

  Total other expenses                           (29,436)        (29,436)
                                            ------------    ------------


Net Loss                                    $    (33,691)   $    (27,940)
                                            ============    ============

Net Loss per Common Share                   $     (.0006)   $     (.0006)
                                            ============    ============

Weighted Average Number of Common Shares      54,580,960      45,762,778
                                            ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                              2001         2000
                                            ---------    ---------

Cash Flows from Operating Activities:

Net Loss                                    $(380,488)   $(114,373)

Adjustments to reconcile net loss to
  net cash provided (used) in operating
  activities:
   Depreciation and amortization                5,687        5,687
   Extraordinary item                         273,649         --



  Changes in assets and liabilities:
   Decrease in accounts receivable              7,486        4,984
   Increase in accounts payable and
     accrued expenses                          86,643       67,118
                                            ---------    ---------

Net Cash Used in Operating Activities          (7,023)     (36,584)
                                            ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                      --         37,500
                                            ---------    ---------

Net Cash Provided by Financing Activities        --         37,500
                                            ---------    ---------

Net Increase (Decrease) in Cash                (7,023)         916

Cash, Beginning of Year                         7,238        1,466
                                            ---------    ---------

Cash, End of Period                         $     215    $   2,382
                                            =========    =========

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share for the nine months ended September 30, 2001 and 2000, respectively.

                                                        2001            2000
                                                   ------------    ------------


     Loss used in basic EPS                        $   (380,488)   $   (114,373)
                                                   ============    ============
     Weighted average number of common
       shares used in basic EPS                      54,580,960      45,762,778
                                                   ============    ============

     Net loss per common share                     $     (.0070)   $     (.0025)
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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




2. Property and Equipment
-------------------------

As of September 30, 2001 and 2000 property and equipment consisted of the following:

                                                             2001        2000
                                                           ---------   ---------

     Equipment                                             $  29,288   $  29,288
     Furniture & Fixtures                                     10,008      10,008
     Leasehold Improvements                                   11,468      11,468
                                                           ---------   ---------
                                                              50,764      50,764
     Less: Accumulated depreciation                           24,754      17,172
                                                           ---------   ---------

     Property and Equipment - Net                          $  26,010   $  33,592
                                                           =========   =========

Depreciation expense was $5,687 for the nine months ended September 30, 2001 and 2000, respectively.

3. Stockholders' Deficit
------------------------

Shares Issued as Compensation and Commission

During the three months ended September 30, 2001 and 2000, respectively, there were 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered.

During the nine months ended September 30, 2001 and 2000, respectively, there were 250,000 and 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.

During the three months ended September 30, 2001 and 2000, respectively, 0 fully vested shares of the Company's Common Stock were issued to officers of the Company.

During the nine months ended June 30, 2001 and 2000, respectively, 0 and 18,500,000 fully vested shares of the Company's Common Stock were issued to officers of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were $0 for 2001 and 2000, respectively.

During the nine months ended September 30, 2000, an officer of the Company purchased 5,750,000 shares of the Company's restricted Common Stock for a purchase price of $37,500.

4. Extraordinary Item
---------------------

During the first quarter of 2001 there was a change in the treatment of the debt restructuring that had occurred in 1998 that originally result the capitalization of intangible costs. As per FAS 15 these intangible costs associated with this debt restructuring should be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Loan Restructuring Costs" of $273,649 have been charged against income as of September 30, 2001.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



5. Cash Flow Information
------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the six months ended September 30, 2001 and 2000 were zero.

Non Cash Transaction
--------------------

In 2001 a loss due to restructuring troubled debt of $273,649 was charged against income, as referred to in Note 4.


6. Subsequent Events
--------------------

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

Results of Operations for the Three Months Ending September 30, 2001 and 2000.
------------------------------------------------------------------------------

Sales; Gross Margins; Net Losses:

     For the three months ended September 30, 2001, sales decreased to $14,510 from $33,245 for the three months ended September 30, 2000, representing a 56% decrease.

     The Company's gross margin on sales decreased from (57%) for the third quarter of 2000 to (56 %) for the third quarter of 2001.

     For the three months ended September 30, 2001, the Company reported a net loss of $(33,691), or $(.0006) per share, as compared with $(27,940) or $(.0006)
per share in the same period in the previous year, an increased loss of $5,751, or 21%. The loss for the third quarter of 2001 included accrued interest of $29,436, which includes $10,898 and $18,538 for the convertible note and stockholder loans payable, respectively. The Company may continue to incur net losses. There was no change in the net loss per share in the third three months of 2001 from the same period in 2000 due to an increase in the number of shares outstanding for each period.

     Selling, General and Administrative Expenses. For the three months ending September 30, 2001, the Company incurred selling, general and administrative expenses of $10,571, as compared to $15,761 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the quarters ending September 30, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Results of Operations for the Nine Months Ending September 30, 2001.
-------------------------------------------------------------------

Sales; Gross Margins; Net Losses:

     For the nine months ending September 30, 2001, sales decreased to $57,002 from $68,792 for the nine months ending September 30, 2000, representing a 17% decrease. This was due to decrease in customer orders.

     The Company's gross margin on sales increased from (57%) for the first nine months of 2000 to (63%) for the first nine months of 2001.

     For the nine months ended September 30, 2001 and before the extraordinary item discussed below, the Company had a net loss of $(106,839), or $(.0020) per share, as compared with $(114,373) or $(.0025) per share in the same period in the previous year. For the nine months ended September 30, 2001 and including the extraordinary item that is discussed below, the Company had a net loss of $(380,488), or $(.0070) per share, as compared with $(114,373) or $(.0025) per share in the same period in the previous year. The Company may continue to incur net losses. The decrease of $.0005 in the net loss per share in the first nine months of 2001 from the same period in 2000 is due to a larger number of shares outstanding.

     Selling, General and Administrative Expenses. For the nine months ending September 30, 2001, the Company incurred selling, general and administrative expenses of $48,591, as compared to $59,410 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the nine months ending September 30, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Liquidity and Capital Resources. The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital and settling its debt. At September 30, 2001, the Company had current assets of $4,724 and current liabilities of $2,157,653. As of September 30, 2001, the Company was able to operate at a near breakeven level based upon the reduction of costs associated with sales. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing and continuing to settle its debt.

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

     In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of $971 as of September 30, 2001.

     (b) Pending Governmental Proceedings: The Company is not party to any pending action involving a governmental agency and is not aware of any contemplated action by a governmental agency against the Company.

ITEM 2.  CHANGES IN SECURITIES:

     During the three months ending on September 30, 2001, settlements were reached with three trade creditors to release $1,823.58 of debt in exchange for the issuance of 1,824 shares of the Company's restricted common stock... It is anticipated that this stock will be issued during the first quarter of 2002.

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

     As of December 31, 2001, six (6) holders of the foregoing Convertible Notes (totaling $450,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock... In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of February 13, 2002, the Company was in default in the amounts of $226,500 in principal and $54,360 in interest for a total of $280,860 in arrearages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of the shareholders.

ITEM 5.  OTHER INFORMATION:

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)      Exhibits.  None

(b)      Reports on Form 8-K. None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11th day of February, 2002

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                               By  /s/ Richard J. Fricke
                                 ----------------------------------
                                 Richard J. Fricke
                                 President, Chief Executive Officer
                                 And Chief Financial Officer