Form 10KSB
period 2001-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-04-15
CIK 1025856

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee required)

     For  the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)

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

                 440 Main Street, Ridgefield, Connecticut 06877
                 ----------------------------------------------
                (Current Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (203) 438-4918

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value.

                                      Name of each exchange on which registered:
                                                 NASD OTC Bulletin Board

Page 1 of 30 Pages. Exhibits are indexed on page 27.


(Cover page continued on next page)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter Period that the Registrant was required to file such report and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $88,286.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act): As of December 31, 2001, the aggregate market value of the approximately 16,968,708 shares of Common Stock held by non-affiliates of the Registrant was about $84,843.54.

     As of March 31, 2002, there were 75,208,396 shares of Common Stock issued and outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

               CAUTION: FORWARD-LOOKING STATEMENTS AND INFORMATION

     This Form 10-KSB contains certain forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby? The forward-looking statements and related information are based upon the beliefs of the Company or management at the time covered by this report. When used in this document, the words "anticipate", "believe", "estimate", "expect", "should", "could", and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements and information involve known and unknown risks, uncertainties, assumptions, and other factors that reflect the view of the Company's management regarding future events. The actual results, performance or achievements of the Company may be materially different from the views expressed or implied by the forward-looking statements or information should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. In each instance, forward-looking information should be considered in light of this, and should not be regarded as a representation by the Company or any other person that the objectives, plans, statements or information will be achieved.

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

     On July 15, 1998, the Company entered into an agreement for the purchase of the assets of Norfield Corporation, a Connecticut corporation with offices in Danbury, Connecticut ("Purchase Agreement"). Norfield Corporation had filed for Chapter 11 Bankruptcy Protection in June 1996, and the Purchase Agreement was subject to the approval of the Bankruptcy Court, which was received on September 14, 1998. On September 18, 1998, in order to obtain financing to acquire Norfield's assets, the Company assigned the Norfield Purchase Agreement to the Norfield Investor Group (which consisted of Nicky Hunt and Sean McNamara) and agreed to issue options to purchase 1,000,000 shares of the Company's Common Stock at a price of ten cents ($.10) per share exercisable for a period of five
(5) years from September 18, 1998. The Nor field Investor Group agreed to pay all amounts due under the Nor field Purchase Agreement at Closing, including the sum of $235,000 and the Company received a license and lease ("Norfield Lease") of all the assets so acquired by the Norfield Investor Group. Pursuant to the terms of the Norfield Lease, the Company was to have made a payment of approximately $250,000 in December 1998. Because the Company was unable to make that payment, the Norfield Corporation declared a default on the Norfield Lease and exercised its security interest in the Lease held by the Company and all of the assets that were subject to the Lease were returned to Norfield Corporation as of December 31, 1998. The Company did not receive any revenue or pay any sums of money as a result of this transaction.

     During 2000 and 2001, the Company's business operations were conducted from Derby, Vermont, and the Company greatly reduced overhead.

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

     The Company no longer out-sources its sales and marketing functions. During 2000 and 2001, the sales and marketing were generally handled through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the NaturalCool product. The Company continued to sell the Ameristrip product over the internet (www.AmeriStrip.com). In addition, in May 2001, the Company entered into a strategic alliance with Process Solutions, Inc. of Wilbraham, Massachusetts for the manufacture and sale of the Company's Ameristrip product.

     Paint Stripping Chemicals - AmeriStrip. AmeriStrip was the Company's first product to be offered in the marketplace. The product has been sold to contractors for the New York City Housing Authority, to the New York Port Authority, to Sherwin Williams retail stores, and to contractors working for the school construction authority in New York City to remove lead paint from the City's public schools, as well as to other customers. The Company's sales efforts to place its paint stripping product with contractors using the product to de-lead New York City public schools accounted for more than twenty one (21%) of the Company's 2000 revenues and six percent (6%) of its 2001 revenues.

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

     The Company's objective is to sell environmentally-friendly products which would compete with the existing paint stripping, foams and ambient air exchange technologies available that are produced by competitors of the Company. The Company cannot provide any assurances that the Company's products will be competitive, that a market for such products will develop, that the Company will be able to develop marketing or distribution channels, or that competitors having greater financial and other resources will not, or have not, devoted those resources to the research and development of new or existing products which will compete with the Company's products. There can be no assurance that the Company will be able to effectively compete against any competitor.

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

     As of the end of 2001, the Company had no major customers.

Intellectual Properties:
-----------------------

   Technologies/Licenses.

     NaturalCool: In February 1997, the Company sublicensed the right to market, on a worldwide basis, the NaturalCool system products from Mr. Clement Royer who had previously received a license to market such products from Natural Cool, Inc., a Vermont corporation. Natural Cool, Inc. holds a master license from the inventors to market and manufacture the NaturalCool products on a worldwide basis. In May 1998, following the Company's termination of Mr. Royer, the Company obtained a license to market and manufacture products covered by the NaturalCool patent directly from the inventors and holders of the patent. Subsequent to Mr. Royer's termination and prior to May 1998, the license required the Company to pay a royalty of $200 per unit, as each unit was manufactured, and the Company was obligated to manufacture at least 500 units per year. A payment of $20,000 was made to the licensor to initiate the license. In May 1998, the Company purchased the NaturalCool name, inventory and related assets, and entered into a new license, which expires in May 2008, for the technology directly with the inventors. Under the new license the Company is obligated to pay a royalty of $100 for each NaturalCool unit sold, subject to a minimum annual payment of $30,000, to be applied against royalties. The minimum royalty of $30,000 for the period May 1998 through April 30, 1999 has been prepaid by the Company. The Company did not pay any additional royalties during 2000 or 2001.

     Mrs. Kathleen Kennedy is the successor-in-interest to the estate of Mr. Richard B. Kennedy. Each of the Kennedy licenses has substantially the same terms and conditions and each is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent (4%) of the gross sales derived from the exploitation of the respective technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate, and a required weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime in lieu of progressive sales minimums due beginning in 1993. The royalty payments described above nonetheless survive. Failure to pay the minimum weekly and/or monthly payments and failure to pay royalties may result in the Company's loss of the exclusivity of such licenses. The Company was out of compliance with the minimum payment provisions. Mrs. Kennedy brought an action against the Company to obtain the minimum payments under the licenses. The action was arbitrated during 1999. The Company lost the exclusivity of the license in the arbitration, but was not required to pay any sums of money to Mrs. Kennedy. See "Item 3. Legal Proceedings."

     Technologies/Proprietary Rights. Most of the Company's Technologies involve trade secrets that are considered proprietary to the respective licensors of the Technologies. The Company takes all reasonable measures to protect the Technologies, including the timely update of patent-related innovations to the respective processes. Certain of the Technologies are unpatented proprietary technologies and in certain cases, because (i) the Company's financial resources are insufficient to adequately protect and/or prosecute such patents, and (ii) the Company believes that information which may become available to competitors during the patent process could put the Company's products at competitive risk, neither the inventor nor the Company believes that seeking patent protection is prudent. The Company does not currently manufacture its paint stripping product. In the case of the paint stripping product, the Company contracts with private blenders to manufacture it. In the case of NaturalCool, the Company manufactures the units at its Newport, Vermont facility. The Company intends to contract with outside manufacturers to manufacture any additional products derived from the Technologies, as they are brought to market. Although the Company has identified certain companies that it would consider engaging for the purpose of manufacturing some of the Company's intended products, no such agreements have been executed.

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

Government Regulation:
---------------------

     The manufacture and sale of paint stripping chemicals, carbohydrate foam and ambient air exchanger equipment is subject, to varying degrees, to federal, state and local regulation. The predominance of the regulatory burden however is imposed upon the manufacturer, such as the inventor/supplier, of the Company's paint stripping product and not the Company. The Company must comply with federal labeling requirements for the Company's paint stripping product, which require a description of the various chemicals included in the product and the hazards attendant to the use thereof. The foam, for construction purposes, is regulated by state and local building codes. Failure to properly comply with all regulations applicable to the Company's products could result in the Company incurring substantial costs to comply or cease the manufacture of the offending products and the possible imposition of civil and criminal penalties.

Research and Development:
------------------------

     During the years ended December 31, 2001 and 2000, the Company spent approximately $0 and $0, respectively, in connection with its research and development efforts. The Company did not complete its research and development on any potential products, other than the paint stripping product, derived from the Technologies, and therefore, there can be no assurances that such potential products will be developed or that they will perform as intended.

     All of the Company's research and development efforts were conducted at the Company's laboratory facility in Brookfield, Connecticut. See "Item 2.Properties." In February 1998, the Company closed its research facility in Brookfield, Connecticut. The closing of the facility may have a material adverse effect on the Company's ability to perform research and development on products other than the paint stripper or NaturalCool.

Employees:
---------

     As of December 31, 2001, the Company had one (1) paid employees and two (2) non-paid employee, including two (2) Officers. As of such date, the Company did not have any consultants. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory.

Reports Filed with the SEC:
---------------------------

     The Company is a reporting company. The public may read and copy the Annual Report (Form 10-KSB) and any other materials filed by the Company at the SEC'S Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issues at http://www.sec.gov.

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

     An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No. 97-5078). The suit sought a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contended that Mr. Bernstein had waived his right to receive. Judgment against the Company and in favor of the Trustee was entered in this matter on or about April 5, 2000 in the amount of $140,000. On or about October 23, 2001, the Bankruptcy Court approved a settlement agreement whereby a Satisfaction of Judgment will be entered in this matter upon the Trustee's receipt of $10,000 to be paid on behalf of the Company. The settlement payments to the Bankruptcy Trustee were completed on behalf of the Company on or about March 27, 2002 and the Satisfaction of Judgment was filed on April 2, 2002.

     Ms. Kathleen Kennedy, the licensor under certain technology licenses with the Company, brought an arbitration action in 1999 against the Company, claiming past due minimum royalty payments of approximately $145,000. The arbitrator held that although the Company did not owe any money or damages to Ms. Kennedy, the licenses are now non-exclusive because of the Company's failure to pay the licensing fees.

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

     In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of approximately $1,295 as of December 31, 2001.

     Other than as set forth herein, there are no legal actions pending against the Company nor to the knowledge of the Company are any such proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2001.

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

     On March 27, 2002, the Company's Common Stock was accepted for trading on the NASD Over the Counter Bulletin Board.

     The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 2000 and 2001 are not available to the Company as of the date of filing this report due to the Company's lack of funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

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

                                      2000                        2001

                                 Low          High         Low          High

       First Quarter         $    0.011   $    0.185   $    0.006   $    0.015
       Second Quarter        $    0.010   $    0.050   $    0.006   $    0.009
       Third Quarter         $    0.005   $    0.015   $    0.006   $    0.007
       Fourth Quarter        $    0.005   $    0.030   $    0.005   $    0.006

Holders:
-------

     The Company had approximately 1,355 holders of record of its Common Stock as of December 31, 2001.

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

Recent Sales of Unregistered Securities:
---------------------------------------

     During 1997 and the first half of 1998, Messrs. Sean McNamara, Nicky Hunt and Richard Hill (hereinafter "the Investor Group"), who are current shareholders and who were Directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's Common Stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note was in the aggregate principal amount of $1.3 million, and accrued interest at a rate of 8% per annum beginning January 1, 1998.The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire

1,500,000 shares of Common Stock at $.25 per share and 1,500,000 shares of Common Stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire Common Stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which were exercisable at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note was repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company failed to make the principal payment on the shareholder loans on September 9, 1998, the Company was obligated to issue to the lender options to acquire an additional 75,000 shares of Common Stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and was in default.

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

In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the SEC covering the shares to be received upon conversion or
(ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file with the SEC not later than June 3, 1998, and use its best efforts to have declared effective not later than July 3, 1998, a registration statement registering for resale them shares that would be issued upon conversion of the Notes. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

     In November 2001, one of the holders of the foregoing Convertible Notes released all obligations to it under or as a result of the Convertible Notes in exchange for the issuance of 4,00,000 shares of the Company's restricted Common Stock. As of February 11, 2002, a total of six (6) holders released all of the obligations to them under or as a result of the Convertible Notes, representing a total of $450,000 in principal and not including interest, in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock. In addition, as of December 31, 2002, the Company had been informed that two (2) additional holders, representing a total of $50,000 in principal and not including interest, have written off their interests in the Convertible Notes.

     As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. As of December 31, 2001, none of these warrants had been exercised.

     In lieu of cash payments for their service as members of the Board of Directors and committee members, The Company agreed to issue stock and/or options to the members of the Board of Directors. .In 1997, the Company agreed to issue to each of Messrs. Sean McNamara and Richard Hill 200,000 shares of restricted Common Stock for their services. On January 16, 1998 and in lieu of monetary compensation, the Board of Directors authorized: (1) the issuance of stock options to the members of the Management Committee (Messrs. McNamara, Hunt and Hill) to purchase 100,000 shares of the companies restricted Common Stock at a price of $.01 per share and exercisable for a period of five years; (2) the issuance of stock options to the members of the Management Committee to purchase, at $.01 per share, $2,500 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each month and exercisable for a period of five years; and (3) the issuance of stock options to each member of the Board of Directors (Messrs. McNamara, Hunt, Hill and Fricke) to purchase, at $.01 per share, $500.00 worth of stock (with the number of shares being determined by the last per share sales price of the month) for each board meeting and exercisable for a period of five years. The Company's obligation to issue these options was released by Mr. Hunt in May 1999 and by Messrs. McNamara and Hill in October 2001.

     On June 1, 1998, Nicky Hunt was granted options to purchase up to 40,000 shares of the Company's restricted Common Stock at a price of $.01 per share for doing the due diligence in connection with Norfield Corporation. Mr. Hunt released the Company's obligation to issue these options in May 1999.

     During 1998, the Company issued its restricted Common Stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized the following as compensation and incentive pay: 100,000 shares of restricted Common Stock to Robert Berger (authorized but not issued until 1999); and (2) 25,000 shares of restricted Common Stock (authorized but not issued until 1999) plus options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. In 1999, the Company issued 50,000 shares of its restricted Common Stock to Scott Purvis for services he rendered to the Company. During the first quarter of 2001, the Company issued 250,000 shares of the Company's restricted Common Stock to Michael Mareneck for services render to the Company.

     Certain actual and threatened litigation was settled in 1998 by the issuance of the Company's Common Stock, as follows: 500,000 shares to SSC Marketing, Inc. and 110,000 shares to Melvin Kanan.

     On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's Common Stock to Mr. Fricke and 500,000 shares to Ms.Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a Director and Officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its Common Stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock. No such options were issued in 2001.

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

     By December 31, 2002, the Company had entered into Settlement Agreements with seven (7) creditors to exchange one (1) share of the Company's restricted Common Stock for each dollar of debt owed by the Company to each creditor. Pursuant to these Agreements, the Company intends to issue approximately 18,410 shares of the Company's restricted Common Stock.

     No filings have been made with the SEC with respect to the foregoing transactions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

General:
-------

     Since the Reorganization, management of the Company has concentrated a significant portion of its efforts on the marketing and sale of the Company's paint stripping product and NaturalCool products. The Company does not intend to engage in any research and development in 2002 due to its financial condition. During 1999 the Company eliminated virtually all of its corporate overhead and focused exclusively on AmeriStrip and NaturalCool products in the hope of producing a positive cash flow and revenue.

     During 2000 and 2001, the Company concentrated its sales and marketing through direct sales from the Company's offices in Derby, Vermont. The Company established a small network of independent distributorships with commission sales persons to sell the Natural Cool product. The Company continued to sell the Ameristrip product directly to its former customers and over the internet.

     Although sales were nominal in 2001 and 2000, the sales were sufficient to pay the Company's greatly reduced overhead. The Company has had losses from operations since its inception. It is likely that the Company will continue to have losses from operations in the near-term future. There is no assurance that the Company will have profit from operations at any time after 2001.

     The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are: (i) the Company has incurred recurring operating losses; and, (ii) the Company has a working capital deficiency. See
Note 4 to the Financial Statements included herein.

Results of Operations for the Fiscal Years Ended December 31, 2001 and 2000:
----------------------------------------------------------------------------

     Sales; Gross Margins; Net Losses. For the fiscal year ended December 31, 2001, sales decreased to $88,286 from $93,510 in the prior year, a decrease of $5,233 due to reduced sales of the Company's paint stripping product line and modest initial sales of the Company's NaturalCool product.

     The Company's gross margin on sales decreased from (88%) in 2000 to (79%) in 2001.

     For the year ended December 31, 2001, the Company reported a net loss of $(129,135), or $(.0023) per share, as compared with $(258,552) or $(.0061) per share in the prior year, a decreased loss of $129,417. The loss for 2001 includes a charge for $273,649, which represents a "Loss on troubled debt restructuring" as described in "Note 17" of the financial statements. Also included was $56,000 forgiveness of debt income for two of the Convertible Notes, plus $6,000 of accrued interest, as noted in Item 5. The loss for 2000 included an additional provision of $114,000 due to the entry of a judgment against the Company in In re Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, District Conn. Adversary Proceeding File No. 97-5078). The Company will continue to incur net losses as sales of its products have not materialized at levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating, marketing and selling personnel in shares of the Company's Common Stock. The decline in the net loss per share in 2001 from 2000 is due to a larger number of shares outstanding during 2001.

     Selling, General and Administrative Expenses. For the year ended December 31, 2001, the Company incurred selling, general and administrative expenses of $70,755, as compared to $97,869 in the prior year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     During the fourth quarter of 1997 and the first half of 1998, the Company and third parties have taken a number of actions which are and will continue to have the result of significantly reducing the Company's selling, general and administrative expenses. These include: (1) termination of the Company's agreements with SSC, pursuant to which the Company paid approximately $203,000 between November 1, 1996 and December 31, 1997, which savings will be offset in part by selling expenses associated with the temporary increase in the Company's in-house sales staff; (2) resignation and termination of certain officers, employees and consultants who had been compensated in 1998 and 1997 with substantial amounts of Common Stock; and (3) closing the Company's Brookfield, Connecticut laboratory facility. In 2001, the Company further reduced the square footage, and consequently the rent, in its Vermont facility. As a result, even with lower sales, the Company's net loss decreased from 2000 due to lower costs of rent and payroll.

     Research and Development. For the years ended December 31, 2001 and 2000, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Balance Sheets:
--------------

     At December 31, 2001, the Company had current assets of $5,707, compared to $19,234 at December 31, 2000. The decrease in current assets was primarily attributable to a decrease in accounts receivable from $11,996 to $4,510 due to lower sales and an allowance for bad debts of $5,000 in 2000. At December 31, 2001, the Company had cash of $1,197, as compared to cash of $7,238 on December 31, 2000, reflecting the lower sales and no additional funding.

     Accounts payable and other accrued expenses decreased to $216,531 at December 31, 2001, from $417,610 at December 31, 2000, primarily as a result of write-off of $222,456 of accrued interest on Shareholder Investor Notes, which were charged to additional paid in capital. The balance for 2001 also includes accrued interest on the balance of Convertible Debenture Notes in the amount of $40,592.

     Stockholders' loans decreased from $926,900 as of December 31, 2000 to $0 at December 31, 2001. See "Item 5. Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

     As of December 31, 2001, the Company had an accumulated deficit of $(17,889,646), which includes the net loss for fiscal year 2001 of $(126,135), plus prior period adjustment of $(230,000) to record the trading value of restricted common shares issued to officers for the years 1999 and 2000. See "Note 18" in the audited financial statements.

Liquidity and Capital Resources:
-------------------------------

     The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 2001, the Company had current assets of $15,707 and current liabilities of $893,031. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing. As of December 31, 2001, the Company did not have the financial resources to operate its business, continue research and development or market its products. The Company has been financing its operations through loans from shareholders, which aggregated approximately $926,900 as of December 31, 2000 and from approximately $726,500 in net proceeds from a private placement of convertible notes completed in April, 1998. See "Item 5. Market For Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." By the end of 1998, those investors who had previously provided capital for the Company were unwilling to advance any further funds. As of year-end 1998, the Company had not identified any prospects for raising additional capital. By the end of 1999, the Company had basically moved its scaled down operations to Vermont. During 2000 and 2001, the Company continued to reduce its overhead by reducing the square footage and rent at its Vermont facility.

     The Company has entered into agreements with the respective licensors under the licenses with respect to the various technologies under which the Company has undertaken substantial ongoing financial commitments. The Company was unable to obtain additional financing, and the Company is currently in default under such agreements. See "Item 1. The Company - Licenses."

     The Company estimated that it would require approximately $1.1 million in financing in order to continue operations for fiscal 1998 and the first half of fiscal 1999. Much of that financing was provided through additional shareholder loans, accruing interest at 8%, and convertible notes issued in April 1998, in the aggregate principal amount of $726,500. See "Item 5. Market or Common Equity And Related Stockholder Matters - Recent Sales Of Unregistered Securities." The shareholders who were providing funds to the Company do not have any commitment to continue lending money, and the Company has been forced to scale back operations. The Company agreed to repay $433,333 in principal amount of the shareholder loans on or before September 9, 1998; an additional $433,333 in principal amount on or before January 9, 1999; and an additional $433,333 in principal amount on or before March 9, 1999. The principal amount of the Convertible Notes, together with unpaid interest thereon, was due and payable, if not earlier converted, on March 3, 1999. The Company has not made any payments on these Notes and is in default. As of December 31, 2000, the Company had not identified a source of repayment of any of these obligations. In October 2001, the Company issued 4,000,000 shares of restricted common stock to the remaining shareholders in the Investor Group. These shares were issued in consideration of a waiver of all rights to or under any stock, options, warrants or other right to additional stock in the Company.

ITEM 7.  FINANCIAL STATEMENTS:

     The audited financial statements of the Company as of and for the years ending December 31, 2001 and 2000 are included beginning at Page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     As more fully set forth in Note 4 to the Financial Statements, the auditors have stated that the Company's recurring operating losses and working capital deficiencies for fiscal years 2001 and 2000 raise substantial doubt about its ability to continue as a going concern. The Company agrees with those statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

     The Company's Officers and Directors during 2001 are as follows:

         NAME                 AGE          POSITION

         Richard Fricke        57          President, Chief Executive Officer,
                                           Chief Financial Officer and Director

         Dominic G. Parisi     71          Secretary and Director

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

     Messrs. Fricke, Hastings, and Parisi were appointed to the Board on January 18, 1999 with their terms to expire on December 31, 2001. Mr. Hastings chose not to serve on the Board of Directors for another year. Mr. Chester Greenwood was appointed to fill that vacancy but was relocated. Messrs. Fricke and Hastings were reappointed to the Board to serve until December 31, 2002.

     Officers are elected by and serve at the discretion of the Board of Directors.

     There are no family relationships among the members of the Board.

Board Committees:
----------------

     The Board had no Committees during 2001.

ITEM 10. EXECUTIVE COMPENSATION:

Director Compensation:
---------------------

     Although the Members of the Board of Directors did not receive any cash fees for the service on the Board, they are entitled to be reimbursed for expenses incurred in attending Board meetings. In 1999, the Company authorized the issuance of four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended. Under this plan, each Director is entitled to the issuance of 6,000 shares of the Company's Common Stock for 1999, 0 shares for 2000, and 0 shares for 2001. On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's Common Stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a Director and Officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its Common Stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

Compliance With Section 16(A) Of The Exchange Act:
-------------------------------------------------

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to fiscal years 2001 and 2000, the Company believes that (1) Messrs. James Hastings, Chester Greenwood, and Mr. Dominic Parisi each failed to file a Form 3 upon becoming Directors of the Company in January 1999; and (2) Mr. Richard J. Fricke failed to file a timely initial report on Form 3 statement of initial ownership of shares of the Company's Common Stock, and has failed to file any Forms 4 or a Form 5 reporting the acquisition from the Company of shares of Common Stock.

     The Company did not receive any Form 3, 4 or 5 from any of its present or former Officers or Directors during 2002 or 2000. Thus, the Company believes that: (1) Messrs. Hill, Hunt, McNamara, Fricke, Parisi, and Ms. Yrizarry each failed to file a Form 4 or Form 5 reporting transactions involving the acquisition of shares of the Company's Common Stock; and (2) Messrs. Percheski and Berger failed to file a Form 4 or Form 5 reporting one transaction involving the acquisition of shares of the Company's Common Stock.

Officer Compensation:
--------------------

     The following table sets forth compensation received by the Company's Chief Executive Officer and the four remaining most highly paid executive Officers (except where such compensation does not exceed $100,000 per annum) for the three fiscal years ended December 31, 2001.




                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                             ----------------------

                      Annual Compensation                     Awards                    Payouts
                      -------------------                     ------                    -------

Name and          Year        Salary       Bonus     Other Annual  Restricted   Securities      LTIP      All Other
Principal                                            Compensation    Stock      Underlying      Payout   Compensation
Position                                             (Notes 1-3)    Awards $    Options/SAR
                                                                                (Notes 2,3)
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

Richard J.         2001    $         0               $          0            0            0
Fricke
President &
CEO (from
1/98 until
9/98 & 12/98
to date), CFO
(from
1/01/2001 to
date)
Secretary
(until 1/98)
& Director
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
                   2000    $          0              $  92,500.40   18,504,000        4,000
                                                        (Note 2)
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
                   1999    $     34,615              $ 137,566.00   12,506,000        6,000
                                                        (Note 2)
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------

------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Dominic            2001    $          0              $          0            0            0
Parisi,
Secretary
(2001) and
Director
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
                   2000    $          0                     20.00                     4,000
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
                   1999    $          0                     66.00                     6,000
------------- ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------


     1. The Company established a Medical and Dental Reimbursement Plan for Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually. The Company has not received any requests for reimbursements under this plan.

     2. The Company paid no "Other Annual Compensation" in 2001. "Other Annual Compensation" for Mr. Fricke included for 2000: 18,500,000 shares of restricted Common Stock and a currently exercisable option to purchase 4,000 shares of the Company's restricted Common Stock (valued at $.0005 per share). In 1999:
12,500,000 shares of restricted Common Stock and currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock (at $.011 per share) to expire in 2004. The monetary value of the restricted Common Stock set forth in this table is the market value of the Company's free trading Common Stock.

     3. In 1999, the Company authorized the issuance of options to purchase four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended at a price of $.011 per share exercisable for a period of five years from the date of the meeting attended. Under this plan, each Director received options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and 4,000 shares of the Company's Common Stock in 2000. There were no such awards in 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The following  table shows,  as of December 31, 2001,  the shares of Common
Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2001 as well as the principal shareholders
(greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 440 Main Street,
Ridgefield, Connecticut.

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


     Beneficial Owner               Position           Number of Shares Owned            Percent
        and Address                                                                                             of Class (%)
-------------------------- -------------------------- -------------------------- --------------------------
Richard J. Fricke          President & CEO (from 1/98                 33,462,252                      57.11
25 Buckingham Ridge Road   to 9/98 & during 12/98),                (Notes 1 & 2)
Wilton CT 06897            CFO (from 1/01) Secretary
                           (until 1/98) & Director
-------------------------- -------------------------- -------------------------- --------------------------
Dominic G. Parisi          Secretary & Director                        8,160,000                      13.93
701 Kettner Blvd #75                                                    (Note 2)
San Diego CA
-------------------------- -------------------------- -------------------------- --------------------------
All Directors and Officers                                            41,622,252                      71.02
as a Group
-------------------------- -------------------------- -------------------------- --------------------------

     1. Includes (a) 300,000 shares of the Company's restricted Common Stock as compensation for his services as an Officer and Director during 1998; (b) currently exercisable options to purchase 2,500,000 restricted shares of the Company's Common Stock at an exercise price of $.01 per share, exercisable until December 21, 2008, for his continued service, together with the liability exposure attendant thereto, as an Officer and Director of the Company after the remainder of the Company's Officers and Directors resigned in December 1998. In 1999, the Company converted the award of these options into an award of the Company's restricted Common Stock; (c) options to purchase 4,500 shares of the Company's restricted Common Stock as compensation for serving as an Officer and Director of the Company during 1998; and (d) 2,954 shares owned by The Ridge Group.

     Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 636,800 shares held by Mr. Fricke's former spouse; (c) 82,080 shares held by his father; (d) 15,303 shares that he holds as Trustee; and (e) 82,080 held by his grown children.

     2. In 1999, the Company authorized the issuance options to purchase four hundred (400) shares of the Company's restricted Common Stock at $.0001 per share for a period of five (5) years from the date of the meeting to each member of the Board for each meeting attended. Under this plan, each Director is entitled to currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and options to purchase 4,000 shares of restricted Common Stock for 2000. There were no options issued in 2001.

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

     On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's Common Stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a Director and Officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its Common Stock to Mr. Frick and Ms.Yrizarry, respectively, in place of these options.

     In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock. There were no in-person meetings of the Board of Directors during 2001 and no options were awarded.

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

     Mr.  Fricke  is one of the  licensors  under the foam  technology  license;
however,   he  renounced  his  interest  in  the  license  in  1998.  See  "Item
1.Description of Business - Licenses."

     In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the SEC covering the shares to be received upon conversion or
(ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file with the SEC not later than June 3, 1998, and use its best efforts to have declared effective not later than July 3, 1998, a registration statement registering for resale them shares that would be issued upon conversion of the Notes. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

     In November 2001, one of the holders of the foregoing Convertible Notes released all obligations to it under or as a result of the Convertible Notes in exchange for the issuance of 4,00,000 shares of the Company's restricted Common Stock. As of February 11, 2002, a total of six (6) holders released all of the obligations to them under or as a result of the Convertible Notes, representing a total of $450,000 in principal and not including interest, in exchange for the issuance of a total of 16,624,236 shares of the Company's restricted Common Stock. In addition, as of December 31, 2002, the Company had been informed that two (2) additional holders, representing a total of $50,000 in principal and not including interest, have written off their interests in the Convertible Notes

     The Company believes that the terms of the transactions discussed herein are at least as favorable to the Company as those which the Company could have negotiated with unaffiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed herewith or incorporated by reference herein:

     Exhibit No           Description

     3.1*                 Certificate of Incorporation of the Company

     3.2*                 By-Laws of the Company

     3.3*** Amendment to Articles on Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.

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

*** Incorporated by reference from the Registrant's Form 10-QSB for the quarterly period ended June 30, 2001.

(b)  Reports on Form 8-K.

     The following Form 8-Ks were filed during the fiscal year ended December 31, 200: NONE.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                TABLE OF CONTENTS


Report of Independent Auditors -
  Green, Holman, Frenia and Company, LLP                                 F-1

Balance Sheets,
  December 31, 2001 and 2000                                             F-2

Statements of Operations,
  For the Years Ended December 31, 2001 and 2000                         F-3

Statements of Changes in Stockholders' Deficit,
  For the Years Ended December 31, 2001 and 2000                         F-4

Statements of Cash Flows,
  For the Years Ended December 31, 2001 and 2000                         F-5

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.


Date: 4/12/02                       By:  /s/ Richard J. Fricke
                                         ---------------------
                                         Richard J. Fricke,
                                         President, Chief Executive Officer,
                                         Chief Financial Officer & Director


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date


/s/ Richard J. Fricke         President, Chief Executive           4/12/02
---------------------         Officer, Chief Financial Officer
                              and Director

/s/ Dominic G. Parisi         Secretary and Director               04-10-02
---------------------

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS



Independent Auditors' Report                                              1

Balance Sheets,
December 31, 2001 and 2000                                                2

Statements of Operations,
For the Years Ended December 31, 2001 and 2000                            3

Statements of Changes in Stockholders' Deficit,                           4
For the Years Ended December 31, 2001 and 2000

Statements of Cash Flows,                                                 5
For the Years Ended December 31, 2001 and 2000

Notes to Financial Statements                                           6 - 14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheets of Safe Alternatives Corporation of America, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 2001 and 2000 and the results of its operations, stockholders' deficit and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




                                       GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P.
                                       Certified Public Accountants


Woodbridge, New Jersey
January 28, 2002

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                           DECEMBER 31, 2001 AND 2000


                                                       2001             2000
                                                   ------------    ------------

                                     ASSETS

Current Assets:
  Cash                                             $      1,197    $      7,238
  Accounts receivable - net of allowance
    of $5,000 for 2001 and 2000                           4,510          11,996
                                                   ------------    ------------

                                                          5,707          19,234
  Total current assets                                     --              --


                                                         24,114          31,696
Property and Equipment, Net                                --              --


Other Asset:                                               --           273,649
  Troubled debt restructuring costs                        --              --


                                                   $     29,821    $    324,579
                                                   ============    ============




                      Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $    216,531    $    417,610
  Current maturities of stockholders' loans                --           926,900
  Convertible debentures                                676,500         726,500
                                                   ------------    ------------

  Total current liabilities                             893,031       2,071,010
                                                   ------------    ------------

Other Liabilities:
  Loss contingency                                         --           140,000
                                                   ------------    ------------

  Total other liabilities                                  --           140,000
                                                   ------------    ------------

Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued and outstanding (including
    shares in treasury)
   58,580,960 shares in 2001 and                        110,747         110,747
   54,580,960 in 2000
  Additional paid-in capital                         16,908,030      15,528,674
  Accumulated deficit
  Subscriptions issuable                            (17,884,146)    (17,528,011)
                                                          2,160           2,160
                                                   ------------    ------------

                                                       (863,209)     (1,886,430)

  Less: treasury stock                                       (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                          (863,210)     (1,886,431)
                                                   ------------    ------------


                                                   $     29,821    $    324,579
                                                   ============    ============



See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001            2000
                                                   ------------    ------------

Sales                                              $     88,286    $     93,519

Cost of Goods Sold                                       17,845          10,728
                                                   ------------    ------------

Gross Profit                                             70,441          82,791
                                                   ------------    ------------

Operating Costs:
  Selling, general and administrative                    70,755          97,868
  Research and development                                 --              --
  Depreciation and amortization                           7,582           7,582
                                                   ------------    ------------

  Total operating costs                                  78,337         105,450
                                                   ------------    ------------

Loss from Operations                                     (7,896)        (22,659)
                                                   ------------    ------------

Other Income and Expenses:
    Interest expense                                    (40,590)       (116,893)
    Estimated litigation settlement                        --          (114,000)
    Forgiveness of convertible debentures                56,000            --
    Forgiveness of settlement of lawsuit                140,000            --
    Loss on troubled-debt restructuring                (273,649)           --
    Provision for bad debt                                 --            (5,000)
                                                   ------------    ------------

  Total other expenses                                 (118,239)       (235,893)
                                                   ------------    ------------


Net Loss                                           $   (126,135)   $   (258,552)
                                                   ============    ============

Net Loss per Common Share                          $     (.0023)   $      (.061)
                                                   ============    ============

Average Number of Common Shares                      56,580,960      42,455,960
                                                   ============    ============




See auditors' report and notes to financial statements.


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 Statements of Changes in Stockholders' Deficit
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000








                        Common Stock          Additional                                        Treasury Stock
                        ------------           Paid-in      Accumulated    Subscription         --------------
                  Shares         Amount        Capital         Deficit       Issuable       Shares         Amount          Total
               ------------   ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance at
12/31/00         54,580,960   $    110,747   $ 15,528,674    $(17,528,011) $      2,160      (11,682)   $         (1)  $ (1,886,431)

Additional
Paid-In Capital
                                                                                                           1,379,356      1,379,356

Issuance of
common shares     6,535,317              0                                                                                        0


Redemption of
common shares     2,535,317              0                                                                                        0


Prior Period
Adjustment
                                                                               (230,000)                                   (230,000)

Net Loss                                                                       (126,135)                                   (126,135)
               ------------   ------------   ------------   ------------   ------------  ------------   ------------   ------------

Balance at
12/31/01         58,580,960   $    110,747   $ 16,908,030   $(17,884,146)  $      2,160       (11,682)  $         (1)  $   (863,210)
               ============   ============   ============   ============   ============  ============   ============   ============





See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                         2001         2000
                                                       ---------    ---------

Cash Flows from Operating Activities:

Net Loss                                               $(126,135)   $(258,552)

Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization
   Provision for bad debt                                  7,582        7,582
                                                            --          5,000
   Provision for litigation settlement                      --        114,000
   Loss on troubled debt restructuring                   273,649         --
   Forgiveness of litigation settlement                 (140,000)        --
   Forgiveness of convertible debentures                 (56,000)        --

  Changes in assets and liabilities:
   Decrease in accounts receivable                         7,487       16,628
   Increase in accounts payable
     and accrued expenses                                 27,376       83,614
                                                       ---------    ---------

Net Cash Used In Operating Activities                     (6,041)     (31,728)
                                                       ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                                 --         37,500
                                                       ---------    ---------

Net Cash Provided by Financing Activities                   --         37,500
                                                       ---------    ---------

Net Increase (Decrease) in Cash                           (6,041)       5,772

Cash, Beginning of Year                                    7,238        1,466
                                                       ---------    ---------

Cash, End of Year                                      $   1,197    $   7,238
                                                       =========    =========




See auditors' report and notes to financial statements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1.  Reorganization and Basis of Presentation
--------------------------------------------

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

2.  Summary of Significant Accounting Policies
----------------------------------------------

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

Allowance for Doubtful Accounts
-------------------------------

The Company provides for estimated losses on accounts receivables based on prior years collections and review of existing receivables. Based on these factors there is a provision for doubtful accounts of $5,000 for the years ended December 31, 2001 and 2000, respectively.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

2.  Summary of Significant Accounting Policies (continued)
----------------------------------------------------------

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

Organization Costs
------------------

Organization costs are amortized over 60 months using the straight-line method. Amortization expense was $0 for the years ended December 31, 2001 and 2000, respectively.

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share.

                                                        2001            2000
                                                   ------------    ------------


Loss used in basic EPS                             $   (126,135)   $   (258,552)
                                                   ============    ============
Weighted average number of common
  shares used in basic EPS                           56,580,960      42,455,960
                                                   ============    ============

Net loss per common share                          $     (.0023)   $      (.061)
                                                   ============    ============


3.  Property and Equipment
--------------------------

As of December 31, 2001 and 2000 property and equipment consisted of the following:

                                                               2001     2000
                                                              -------- --------

         Equipment                                            $ 29,288 $ 29,288
         Furniture & Fixtures                                   10,008   10,008
         Leasehold Improvements                                 11,468   11,468
                                                              -------- --------
                                                                50,764   50,764
         Less: Accumulated depreciation                         26,650   19,068
                                                              -------- --------

         Property and Equipment - Net                         $ 24,114 $ 31,696
                                                              ======== ========

Depreciation expense was $7,582 for the years ended December 31, 2001 and 2000, respectively.

4.  Going Concern
-----------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses and has a working capital deficiency. At December 31, 2001 and 2000, current liabilities exceed current assets by $887,324 and $2,051,776, and total liabilities exceed total assets by $863,210 and $1,886,431. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

4.  Going Concern (continued)
-----------------------------

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to obtain sufficient financing, and the success of its future operations. Management plans to finance its operations with a combination of issuance of additional common stock and, in the longer term, borrowings and revenues from product sales. Management believes these actions provide the opportunity for the Company to continue as a going concern.

5.  Leases
----------

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

Rent expense was $5,532 and $9,493 for the years ended December 31, 2001 and 2000, respectively.

6.  Stockholders' Deficit
-------------------------
Treasury Stock
--------------

Treasury stock represents 11,682 shares (recorded at cost) being held in trust (by Richard J. Fricke, an officer of the Company) to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.

Shares Issued as Compensation and Commission

During 2001 and 2000, respectively, 0 and 175,000 fully vested shares of the Company's common stock were issued to outside consultants. The fair value of shares awarded, based upon the value of Common Stock sold during those periods, were $0 for 2001 and 2000, respectively, and has been recorded as compensation expense.

In addition, during 2001 and 2000, respectively, 0 and 18,500,000 fully vested shares of the Company's Common Stock were issued to officers of the Company as compensation for serving as an officer. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were approximately $0 and $92,500 for 2001 and 2000, respectively and has been recorded as compensation expense.

In 1999, the Company also issued 12,500,000 shares to an officer, for remaining and serving as a Director and Officer of the Company. The fair value of shares awarded, based upon the value of Common Stock sold during these periods was approximately $137,500 for 1999. (See Note 18)

7.  Income Taxes
----------------

The Company has available unused operating loss carryforwards at December 31, 2001 of approximately $9,378,500 for federal purposes and $9,349,000 for state purposes that may be applied against future taxable income for federal and state liability, respectively. Cumulative net operating loss carryforwards as of December 31, 2000 as reported on the Company's federal and state income tax returns approximated $9,327,000 and $9,298,000.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

7.  Income Taxes (continued)
----------------------------

The tax benefit of the cumulative carryforwards as of December 31, 2001 and 2000 is approximately $3,181,000 and $3,173,000 for federal and approximately $832,000 and $828,000 for state, offset in full by a valuation allowance.

8.  License Agreements
----------------------

The Company maintains four significant exclusive licensing agreements. Each such license has substantially the same terms and conditions. EacFh licensing agreement is valid until April 17, 2050, unless the Company fails to pay a royalty of four percent of the gross sales derived from the exploitation of the respective technology, with certain limitations for sales derived from inter-company transfers or transactions with subsidiaries. The Company has also agreed to pay all maintenance fees and fees for filing and prosecuting patent applications pending at the time the licenses were executed. All rights under the licenses are freely assignable by the Company. The licenses were amended on August 23, 1993 to collectively provide for a required minimum monthly payment of $5,000, in the aggregate. In addition, a weekly payment of $1,200 to Mrs. Kathleen Kennedy during her lifetime is required in lieu of progressive sales minimums due beginning in 1993. The four percent royalty payments described above, however, would nonetheless survive.

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

9.  Related Party Transactions
------------------------------
Stockholders' Loans
-------------------

During 1997 and the first half of 1998, the "Investor Group", which includes current shareholders and persons who were directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's common stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note is in the aggregate principal amount of $1.3 million, and accrues interest at a rate of 8% per annum beginning January 1, 1998.

On May 29, 1999, Nicky Hunt elected to surrender his portion of this note and his share of the 2,000,000 restricted shares in exchange for 1,000,000 restricted common shares. As a result, the $1.3 million note was reduced to $926,900 as of December 31, 1999. The Company did not make any of the payments required under these remaining Investor Notes and is in default.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

9.  Related Party Transactions (continued)
------------------------------------------

On May 29, 1999, Nicky Hunt elected to surrender his portion of this note and his share of the 2,000,000 restricted shares in exchange for 1,000,000 restricted common shares. As a result, the $1.3 million note was reduced to $926,900 as of December 31, 1999. The Company did not make any of the payments required under these remaining Investor Notes and is in default.

In October 2001 the Company issued 4,000,000 shares of restricted common stock to the remaining shareholders in the Investor Group. These shares were issued in consideration of a waiver by the members of the Investor Group of all money owed to them and the waiver of all rights to or under any stock, options, warrants or other rights to additional stock in the Company. As a result the total debt of $1,149,356 ($936,900 loan plus accrued interest of $222,456) was reclassed as additional paid-in-capital.

Stockholders' loans at December 31, 2001 and 2000, consisted of the following:

                                                             2001       2000
                                                            --------   --------
Unsecured notes to five stockholders,
bearing interest at 8%.  One-third of the
outstanding balance is due September 1998,
including interest.  The remaining balance
is due January 1999, including interest                     $   --     $926,900
                                                            --------   --------
Total                                                           --      926,900

Less current maturities                                         --      926,900
                                                            --------   --------
Long-term debt, net of current maturities                   $      0   $      0
                                                            ========   ========

Aggregate maturities required on stockholders' loans at December 31, 2001 are as follows:

                 Year                                           Amount
               ----------                                     ----------
               2002                                           $     --
               2003                                                 --
               2004                                                 --
               2005                                                 --
               2006 and thereafter                                  --
                                                              ----------

               Total                                          $     --
                                                              ==========


Officers' Compensation
----------------------

The officers of the Company had employment contracts entitling them to aggregate cash compensation of $725,000 plus incentive bonuses through 1997. Amounts actually paid to the officers as of December 31, 2001 and 2000 amounted to $0, respectively. Each of the officers has waived his rights with respect to salary arrearages. No bonuses have been paid out in any of the years.

Licensing Agreement
-------------------

An officer of the Company has an interest in one of the licenses discussed above. For the years ended December 31, 2001 and 2000, there have been no payments to such officer under the aforementioned agreements.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



10.  Contingencies
------------------

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

An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No 97-5078). The suit seeks a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995, which the Company contends that Mr. Bernstein had waived his right to receive. The Trustee seeks to avoid the waiver under the Bankruptcy Code and recover the value of the waiver. The Company is defending itself in the matter, and cannot predict the outcome of the matter or whether a settlement will be reached. However, the Company believes that if the Trustee is successful in obtaining a judgment against the Company, it should not be required to pay more than the total debt owed to the debtor's creditors, plus related fees, which the Company believes to be approximately $26,000. On or about April 5, 2000 a judgment against the Company and in favor of the Trustee was entered in this matter in the amount of $140,000. As a result, an additional reserve of $114,000 has been recorded as of December 31, 2000. The Company's financial statements for the year ending
December 31, 2001 and 2000 include a liability for a provision for loss of $140,000 and $26,000, respectively, to reflect this matter.

In 2001 the Company entered into a settlement agreement with the Trustee for the Bankruptcy Estate of Samuel L. Beinstein, whereby the Company will receive a Satisfaction of Judgement in exchange for $9,000 to be paid on behalf of the Company. This settlement was approved by the Bankruptcy Court and was settled in 2002.


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

At December 31, 2001, a contingent liability for payroll taxes attributable to the issuance of stock as compensation exists. The amount of liability has not yet been determined as it is subject to certain valuation issues surrounding the issuance of the restricted shares of stock.

11.  Acquisition
----------------

On May 5, 1998, the Company purchased the assets of Natural Cool, Inc. in exchange for the Company's assumption of approximately $152,700 of the seller's debts. The purchased assets consist of inventory, fixed assets, and all other tangible and intangible property.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



12.  Convertible Debentures
---------------------------

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

As of December 31, 2001 two note holders with notes totaling $50,000 wrote-off their balances owed to them by the Company. As a result the Company recognized a $56,000 forgiveness of debt income as of December 31, 2001, which includes $6,000 of accrued interest.

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


13.  Restricted Stock Sales
---------------------------

In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued to Mr. Fricke, 18,500,000 shares of its restricted Common Stock in 2000.

During 2001 and 2000, an officer, Dominick Parisi purchased 0 and 5,750,000 shares of the Company's restricted Common Stock for a purchase price of $0 and $37,500, respectively, for the benefit of the Dominick G. Parisi Trust.

14.  Other Asset
----------------

During the first quarter of 1998 the company and the "Investor Group" in consideration for not demanding immediate payment agreed to exchange all of the outstanding balance due plus accrued interest of $916,201 for a new Note at $1,300,000 plus two (2) million shares of restricted common stock. The Company recognized a non-cash transaction of $383,799 that represents the intangible cost required increase the original note to its current balance of $1,300,000. This amount was capitalized as troubled debt restructuring costs. However, due to the election of a member of the "Investor Group" to exchange his portion of the $1.3 million Investor Note for restricted common shares (see Note 9), this intangible cost was also reduced for his pro-rata share of the Note. As a result of this adjustment these costs were $0 and $273,649, as of December 31, 2001 and 2000, respectively.


15.  Cash Flow Information
--------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31, 2001 and 2000 were zero.

Non-Cash Transaction
--------------------

In October of 2001 the company satisfied $926,900 of shareholder loan debt along with $222,456 of accrued interest on that debt, by issuing 4,000,000 common shares to the remaining two members of the Investor Group (Note 9). This debt was reclassified as additional paid-in-capital as of December 31, 2001.

16.  Subsequent Events
----------------------

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

In 2001, the Company negotiated with various unsecured creditors, whereby the creditors would receive (1) one share of restricted common share for each dollar of debt currently outstanding. The total amount of debt as of December 31, 2001 was $18,411. As of December 31, 2001 these shares have not been issued.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


17.  Loss on Troubled Debt Restructuring
----------------------------------------

During the first quarter of 2001 there was a change in the treatment of the debt restructuring that had occurred in 1998 (see Note 14), which originally resulted in the capitalization of an intangible cost. As per FAS 15, these intangible costs associated with this debt restructuring should be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Troubled Debt Restructuring Costs" of $273,649 have been charged against income as of December 31, 2001.

18.  Prior Period Adjustment
----------------------------

Retained earnings at the beginning of December 31, 2001 has been adjusted to reflect a change that was made to correct the fair value of $0 that was assigned to the issuance of 18,500,000 and 12,500,000 shares of restricted common shares for the years ended December 31, 2000 and 1999, respectively. These shares were issued to an officer as compensation in lieu of receiving cash payments for his services as Director and an Officer of the Company. The value assigned to these shares is based upon the current trading value at the date of issuance. The effect of this change was to reduce retained earnings and increase additional paid-in-capital by the total value of $230,000, which includes $92,500 from 2000 and $137,500 from 1999, respectively, based upon the value of common stock sold during 2000 and 1999.(Note 6) This adjustment also results in a loss of earnings per share of $(.0040)based upon weighted average number of shares outstanding as of December 31, 2001.

19.  Reclassifications
----------------------

Certain amounts in the accompanying 2000 financial statements have been reclassified to conform to the presentation for 2001.