Form 10QSB
period 2002-03-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-05-21
CIK 1025856

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

[ ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

       For the transition period from January 1, 2002 to March 31, 2002.

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

                 440 Main Street, Ridgefield, Connecticut 06877
     ----------------------------------------------------------------------
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

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

     As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrants for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002 follow:

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                TABLE OF CONTENTS





Balance Sheets,
March 31, 2002 and 2001                                                    1

Statements of Operations,
For the Three Months Ended March 31, 2002 and 2001                         2

Statements of Cash Flows,                                                  3
For the Three Months Ended March 31, 2002 and 2001

Notes to Financial Statements                                              4 - 6

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                             MARCH 31, 2002 AND 2001

                                                        2002            2001
                                                   ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                             $        965    $      6,423
  Accounts receivable - net of allowance
    of $5,000 and $0 for 2002 and 2001                   11,763           4,509
                                                   ------------    ------------

  Total current assets                                   12,728          10,932
                                                   ------------    ------------

Property and Equipment, Net                              22,219          29,800
                                                   ------------    ------------

Loan Restructuring Costs                                      0               0
                                                   ------------    ------------

                                                   $     34,947    $     40,732
                                                   ============    ============



                      Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $    141,804    $    446,748
  Current maturities of stockholders' loans                --           926,900
  Convertible debentures                                251,500         726,500
                                                   ------------    ------------

  Total current liabilities                             393,304       2,011,312
                                                   ------------    ------------
Other Liabilities:
  Loss contingency                                         --           140,000
                                                   ------------    ------------

  Total other liabilities                                  --           140,000
                                                   ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   200,000,000 shares authorized;
   issued(including shares in treasury)
   54,580,960 shares in 2001 and                        110,747         110,747
   30,330,960 in 2000
  Additional paid-in capital                         16,990,528      15,528,674
  Accumulated deficit                               (17,461,791)    (17,840,996)
  Subscriptions issuable                                  2,160           2,160
                                                   ------------    ------------

                                                       (358,356)     (2,199,415)

  Treasury stock                                             (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                          (358,357)     (2,199,416)
                                                   ------------    ------------

                                                   $     34,947    $     40,732
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                        2002            2001
                                                   ------------    ------------

Sales                                              $     28,956    $     26,049

Cost of Goods Sold                                       10,492          11,497
                                                   ------------    ------------

Gross Profit                                             18,464          14,552
                                                   ------------    ------------

Operating Costs:
  Selling, general and administrative                     9,442          22,556
  Research and development                                 --              --
  Depreciation and amortization                           1,896           1,896
                                                   ------------    ------------

  Total operating costs                                  11,338          24,452
                                                   ------------    ------------

Loss from Operations                                      7,126          (9,900)
                                                   ------------    ------------

Other Expenses:
  Interest expense - stockholders' loan                    --           (18,538)
  Interest expense - convertible notes                   (3,773)        (10,898)
                                                   ------------    ------------

  Total other expenses                                   (3,773)        (29,438)
                                                   ------------    ------------

Net Income (Loss) Before Extraordinary Item               3,353         (39,336)

 Extraordinary item (Note 5)                               --          (273,649)
 Extraordinary Item (Note 6)                            419,002            --
                                                   ------------    ------------

Net Income (Loss)                                  $    422,355    $   (312,985)
                                                   ============    ============

Net income (Loss) per Common Share                 $      .0068    $     (.0057)
                                                   ============    ============

Weighted Average Number of Common Shares             61,906,447      54,580,960
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                           2002         2001
                                                         ---------    ---------

Cash Flows from Operating Activities:

Net Income (Loss)                                        $ 422,355    $(312,985)

Adjustments to reconcile net income (loss)
  to net cash provided (used) in operating activities:
   Depreciation and amortization                             1,896        1,896
   Extraordinary item                                     (419,002)     273,649


  Changes in assets and liabilities:
   Accounts receivable                                      (7,254)       7,486
   Accounts payable and accrued expenses                     1,773       29,139
                                                         ---------    ---------

Net Cash Used in Operating Activities                         (232)        (815)
                                                         ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                                   --           --
                                                         ---------    ---------

Net Cash Provided by Financing Activities                     --           --
                                                         ---------    ---------

Net Decrease in Cash                                          (232)        (815)

Cash, Beginning of Year                                      1,197        7,238
                                                         ---------    ---------

Cash, End of Period                                      $     965    $   6,423
                                                         =========    =========

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.   Basis of Presentation
--------------------------

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

Earnings Per Share

The following data show the amounts used in computing earnings per share as of March 31, 2002 and 2001, respectively.

                                                         2001           2000
                                                    ------------   ------------


Loss used in basic EPS                              $    422,355   $   (312,985)
                                                    ============   ============
Weighted average number of common
  shares used in basic EPS                            61,906,447     54,580,960
                                                    ============   ============

Net loss per common share                           $      .0068   $     (.0057)
                                                    ============   ============


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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



2.   Property and Equipment
---------------------------

As of March 31, 2002 and 2001 property and equipment consisted of the following:

                                                  2002        2001
                                                ---------   ---------

     Equipment                                  $  29,288   $  29,288
     Furniture & Fixtures                          10,008      10,008
     Leasehold Improvements                        11,468      11,468
                                                ---------   ---------
                                                   50,764      50,764
     Less: Accumulated depreciation                28,545      20,964
                                                ---------   ---------

     Property and Equipment - Net               $  22,219   $  29,800
                                                =========   =========

Depreciation expense was $1,896 for the three months ended March 31, 2002 and 2001, respectively.

3.   Stockholders' Deficit
--------------------------

Shares Issued as Compensation and Commission
--------------------------------------------

During the quarter ended March 31, 2002 and 2001, respectively, there were 0 fully vested shares of the Company's common stock issued to outside consultants for services rendered.

In addition, during quarters ended March 31, 2002 and 2001, respectively, 0 fully vested shares of the Company's Common Stock were issued to an officer of the Company.

4.   Cash Flow Information
--------------------------

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Cash paid for interest and income taxes for the years ended March 31, 2002 and 2001 were zero.

Non Cash Transaction
--------------------

In 2001 a loss due to "restructuring of troubled debt" of $273,649 was charged against income, as referred to in Note 4.

5.   Extraordinary Item
-----------------------

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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




6.   Transfer of Equity in Settlement of Convertible Notes
----------------------------------------------------------

During the first quarter of 2002 five (5) holders of the Convertible Notes (totaling $425,000) were issued 16,499,618 shares of the Company's restricted Common Stock in exchange for their release of all obligations under or as a result of the Convertible Notes. The total market value of those shares issued, $82,498, has been recorded as "additional paid-in capital" as of March 31, 2002. At the transfer date the amounts due to debenture holders exceeded the aggregate market value of the shares transferred, and accordingly a gain of $342,502 ($.005 per share) has been included in income along with $76,500 of accrued interest as "Forgiveness of Debt Income" of $419,002.

7.   Subsequent Events
----------------------

In 2001, the Company negotiated with various unsecured creditors, whereby the creditors would receive (1) one share of restricted common share for each dollar of debt currently outstanding. The total amount of debt as of December 31, 2001 was $18,411. As of March 31, 2002 these shares have not been issued.

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

Results of Operations:
---------------------

Sales; Gross Margins; Net Losses:

     For the three months ended March 31, 2002, sales increased to $28,956 from $26,049 for the three months ended March 31, 2001, representing an 11% increase. This was due to a steady flow of sales similar to prior year, which was due to an increase in the number of sales representative, all of whom are paid on a commission basis.

     The Company's gross margin on sales increased from (55%) for the first three months of 2001 to (64%) for the first three months of 2002.

     For the three months ended March 31, 2002, the Company had a net income before the extraordinary item of $3,353, or $.00001 per share, as compared with a net loss of $(39,336) or $(.0007) per share in the same period in the previous year. For the three months ended March 31, 2002 and 2001, the Company had a net income of $422,355 or $.0068 per share, and a net loss of $(312,985) or $(.0057) per share, respectively. The Company may continue to incur minimal profits or losses while operating at the current level. The decrease in the net loss per share in the three months ended March 31, 2002 from the same period in 2001 is due to lower costs and the Forgiveness of Debt Income described "Note 6" of the financial statements.

     Selling, General and Administrative Expenses. For the three months ending March 31, 2002, the Company incurred selling, general and administrative expenses of $9,442, as compared to $22,556 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the quarters ending March 31, 2002 and 2001, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Liquidity and Capital Resources. The Company is generating sufficient revenues to finance its current operations and has been able to remain in business solely as a result of reducing costs and settling its debt. At March 31, 2002, the Company had current assets of $12,728 and current liabilities of $393,304. As of March 31, 2002, the Company was able to operate at a near breakeven level based upon the reduction of costs associated with sales. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing and continuing to settle its debt.

     Extraordinary Item. During the first quarter of 2001, there was a change in the treatment of the debt restructuring that had occurred in 1998 that originally resulted the capitalization of intangible costs. As per FAS 15 these intangible costs associated with this debt restructuring will be classified as "Loss on Troubled Debt Restructuring" and charged against income. As a result, to reflect this change, the capitalized "Loan Restructuring Costs" of $273,649 have been charged against income as of March 31, 2002.

     Extraordinary Item: During the first quarter of 2002, the company settled a portion of its convertible note debt plus interest of $401,500, through the issuance of 16,499,618 shares of the Company's restricted Common Stock... At the transfer date the amounts due to the debenture holders exceeded the aggregate market value of the shares transferred by $419,002, which is reflected as an extraordinary gain.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     (a) Pending Legal Proceedings: An adversary proceeding was brought against the Company in July 1997, in U.S. Bankruptcy Court for the District of Connecticut, by Richard Coan, Trustee for the Bankruptcy Estate of Samuel E. Bernstein (U.S. Bankruptcy Court, Dist. Conn. Adversary Proceedings File No. 97-5078). The suit sought a judgment to recover accrued but unpaid wages totaling approximately $100,000 for 1995. Judgment against the Company and in favor of the Trustee was entered in this matter on or about April 5, 2000 in the total amount of $140,000. On or about October 23, 2001, the Bankruptcy court approved a settlement agreement whereby a Satisfaction of Judgment will be entered in this matter upon the Trustee's receipt of $10,000 to be paid on behalf of the Company. The settlement was paid on behalf of the Company on March 27, 2002, and a Satisfaction of Judgment has been filed.

     In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of $1,619 as of March 31, 2002.

     (b) Pending Governmental Proceedings: The Company is not party to any pending action involving a governmental agency and is not aware of any contemplated action by a governmental agency against the Company.

ITEM 2.  CHANGES IN SECURITIES:

     During the first three months of 2002, the Company issued of a total of 16,449,618 shares of its restricted Common Stock to five (5) holders of the Company's 6% Convertible Notes (totaling $425,000) in exchange for the release of the Company's obligations under or as a result of the Convertible Notes. Two
(2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. The Company mistakenly caused 124,168 shares of its restricted common stock to be issued for the benefit of one (1) holder in the belief that the holder had agreed to a settlement offer. The Company has requested that the Transfer Agent cancel those shares.

     Mr. Dominic Parisi, a director of the Company, recently informed the Company that he had previously purchased a total of 308,804 shares of the Company's stock on the market. These shares are held in brokerage accounts. Mr. Parisi did not make any filing with the SEC with respect to these shares.

     The following corrected table shows, as of December 31, 2001, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2001 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group, including the additional shares owned by Mr. Parisi. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 440 Main Street, Ridgefield, Connecticut.


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

--------------------------------- --------------------------- ------------------ ------------
                                                              Number of Shares   Percent
Beneficial Owner and Address      Position                    Owned              of Class (%)
--------------------------------- --------------------------- ------------------ ------------
--------------------------------- --------------------------- ------------------ ------------
Richard J. Fricke                 President & CEO (from 1/98        33,462,252          57.11
25 Buckingham Ridge Road          to 9/98 & during 12/98),       (Notes 1 & 2)
Wilton CT 06897                   CFO (from 1/01) Secretary
                                  (until 1/98) & Director
--------------------------------- --------------------------- ----------------- -------------
--------------------------------- --------------------------- ----------------- -------------
Dominic G. Parisi                 Secretary & Director               8,468,804          14.45
701 Kettner Blvd #75                                                  (Note 2)
San Diego CA
--------------------------------- --------------------------- ----------------- -------------
--------------------------------- --------------------------- ----------------- -------------
All Directors and Officers as a                                     41,931,056          71.16
Group
--------------------------------- --------------------------- ----------------- -------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

     (a) Defaults In Debt Obligations: In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the SEC covering the shares to be received upon conversion or (ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file with the SEC not later than June 3, 1998, and use its best efforts to have declared effective not later than July 3, 1998, a registration statement registering for resale the shares that would be issued upon conversion of the Notes. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

     As of December 31, 2001, five (5) holders of the foregoing Convertible Notes (totaling $425,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 16,449,618 shares of the Company's restricted Common Stock. In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of March 31, 2002, the Company was in default in the amounts of $251,500 in principal and $49,305 in interest for a total of $300,805 in arrearages.

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

Dated this 17th day of May, 2002

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