Form 10QSB
period 2002-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-08-14
CIK 1025856

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from _________________ to ____________________.

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

     As of June 30, 2002, there were 161,055,876 shares of Common Stock issued and outstanding.


     Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                   ---  ---

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited):

     As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrants for the three months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended June 30, 2002 follow:

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                         UNAUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                                   SAFE ALTERNATIVES CORPORATION OF AMERICA, INC
                                                 TABLE OF CONTENTS



                                                                           Page
                                                                           ----
Balance Sheets,
June 30, 2002 and 2001                                                       1

Statements of Operations,
For the Six Months Ended June 30, 2002 and 2001                              2

Statements of Operations,
For the Three Months Ended June 30, 2002 and 2001                            3

Statements of Cash Flows,
For the Six Months Ended June 30, 2002 and 2001                              4

Notes to Financial Statements                                               5-12

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 Balance Sheets
                             JUNE 30, 2002 AND 2001

                                                         2002            2001
                                                   ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                             $       --      $      3,343
  Accounts receivable - net of allowance
    of $5,000 for 2002 and 2001
                                                          5,027           4,509
                                                   ------------    ------------

  Total current assets                                    5,027           7,852
                                                   ------------    ------------


Property and Equipment, Net                              20,324          27,905
                                                   ------------    ------------


                                                   $     25,351    $     35,757
                                                   ============    ============


                                       Liabilities and Stockholders' Deficit


Current Liabilities:
  Accounts payable and other accrued expenses      $     66,809    $    475,585
  Current maturities of stockholders' loans                --           926,900
  Convertible debentures                                125,000         726,500
                                                   ------------    ------------

  Total current liabilities                             191,809       2,128,985
                                                   ------------    ------------

Other Liabilities:
  Loss contingency                                         --           140,000
                                                   ------------    ------------

  Total other liabilities                                  --           140,000
                                                   ------------    ------------


Stockholder's Deficit:
  Common stock, $.0001 par value,
   175,000,000 shares authorized;
   issued(including shares in treasury)
   92,739,265 shares in 2002 and                        110,747         110,747
   54,580,960 in 2001
  Additional paid-in capital                         16,995,483      15,528,674
  Accumulated deficit
  Subscriptions issuable                            (17,274,847)    (17,874,808)
                                                          2,160           2,160
                                                   ------------    ------------

                                                       (166,457)     (2,233,227)

  Treasury stock                                             (1)             (1)
                                                   ------------    ------------

  Total stockholders' deficit                          (166,458)     (2,233,228)
                                                   ------------    ------------


                                                   $     25,351    $     35,757
                                                   ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
                    FOR THE SIX MONTHS JUNE 30, 2002 AND 2001




                                                        2002            2001
                                                  ------------    ------------

Sales                                             $     33,147    $     42,492

Cost of Goods Sold                                      13,003          14,956
                                                  ------------    ------------

Gross Profit                                            20,144          27,536
                                                  ------------    ------------

Operating Costs:
  Selling, general and administrative                   29,180          38,020
  Research and development                                --              --
  Depreciation and amortization                          3,792           3,792
                                                  ------------    ------------

  Total operating costs                                 32,972          41,812
                                                  ------------    ------------

Loss from Operations                                   (12,828)        (14,276)
                                                  ------------    ------------

Other Income (Expenses):
  Forgiveness of debt - trade payables (Note 7)         62,219            --
  Interest expense - stockholders' loan                (37,076)
  Interest expense - convertible notes                    --           (21,796)
                                                                        (5,648)
                                                  ------------    ------------

  Total other income (expenses)                         56,571         (58,872)
                                                  ------------    ------------

Net loss before extraordinary items                     43,743         (73,148)

 Extraordinary Item (Note 6)                           565,557            --
 Extraordinary Item (Note 4)                              --          (273,649)
                                                  ------------    ------------

Net Income (Loss)                                 $    609,300    $   (346,797)
                                                  ============    ============

Net Income (Loss) per Common Share                $      .0065    $     (.0064)
                                                  ============    ============

Average Number of Common Shares                     92,739,265      54,580,960
                                                  ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            Statements of Operations
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001




                                                        2002            2001
                                                  ------------    ------------

Sales                                             $      4,191    $     16,443

Cost of Goods Sold                                       2,511           3,458
                                                  ------------    ------------

Gross Profit                                             1,680          12,985
                                                  ------------    ------------

Operating Costs:
  Selling, general and administrative                   17,734          15,465
  Research and development                                --              --
  Depreciation and amortization                          1,895           1,896
                                                  ------------    ------------

  Total operating costs                                 19,629          17,361
                                                  ------------    ------------

Loss from Operations                                   (17,949)         (4,376)
                                                  ------------    ------------

Other Income (Expenses):
  Forgiveness of debt - trade payables                  62,219            --
  Interest expense - stockholders' loan                   --           (18,538)
  Interest expense - convertible notes                  (1,875)        (10,898)
                                                  ------------    ------------

  Total other income (expenses)                         60,344         (29,436)
                                                  ------------    ------------

Net Income (Loss) Before Extraordinary Item             42,395         (33,812)

  Extraordinary item (Note 6)                          146,550            --
                                                  ------------    ------------


Net Income (Loss)                                 $    188,945    $    (33,812)
                                                  ============    ============

Net Income (Loss) per Common Share                $       .002    $     (.0006)
                                                  ============    ============

Average Number of Common Shares                     92,739,265      54,580,960
                                                  ============    ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            StatementS of Cash Flows
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                            2002         2001
                                                         ---------    ---------

Cash Flows from Operating Activities:

Net Income (Loss)                                        $ 609,300    $(346,797)

Adjustments to reconcile net income loss to
  net cash provided (used) in operating
  activities:
   Depreciation and amortization                             3,792        3,792
   Forgiveness of debt - trade payables                    (62,219)        --
   Extraordinary item                                     (565,557)     273,649


   Changes in assets and liabilities:
   Decrease in accounts receivable                            (518)       7,486
   Increase in accounts payable and
     accrued expenses                                       14,005       57,975
                                                         ---------    ---------

Net Cash Used in Operating Activities                       (1,197)      (3,895)
                                                         ---------    ---------

Net Cash Flows from Financing Activities:
   Net proceeds from issuance of common
    stock and subscriptions                                   --           --
                                                         ---------    ---------

Net Cash Provided by Financing Activities                     --           --
                                                         ---------    ---------

Net Increase (Decrease) in Cash                             (1,197)      (3,895)

Cash, Beginning of Year                                      1,197        7,238
                                                         ---------    ---------

Cash, End of Period                                      $    --      $   3,343
                                                         =========    =========

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.       Basis of Presentation
------------------------------

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

Earnings Per Share
------------------

The following data show the amounts used in computing earnings per share for the six months ended June 30, 2002 and 2001, respectively.

                                                         2002           2001
                                                   ------------   ------------


Income (loss) used in basic EPS                    $    609,300   $   (346,797)
                                                   ============   ============
Weighted average number of common
  shares used in basic EPS                           92,739,265     54,580,960
                                                   ============   ============

Net income (loss) per common share                 $      .0065   $     (.0064)
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

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



2.       Property and Equipment
-------------------------------

As of June 30, 2002 and 2001 property and equipment consisted of the following:

                                                               2002      2001
                                                              -------   -------

Equipment                                                     $29,288   $29,288
Furniture & Fixtures                                           10,008    10,008
Leasehold Improvements                                         11,468    11,468
                                                              -------   -------
                                                               50,764    50,764
Less: Accumulated depreciation                                 30,440    22,859
                                                              -------   -------

Property and Equipment - Net                                  $20,324   $27,905
                                                              =======   =======

Depreciation expense was $3,792 for the six months ended June 30, 2002 and 2001, respectively.


3.       Stockholders' Deficit
------------------------------

Shares Issued as Compensation and Commission
--------------------------------------------

During the three months ended June 30, 2002 and 2001, respectively, there were 0 fully vested shares of the
Company's common stock issued to outside consultants for services rendered.

During the six months ended June 30, 2002 and 2001, respectively, there were 0 and 250,000 fully vested shares of the Company's common stock issued to outside consultants for services rendered. The fair value of shares awarded, based upon the value of Common Stock sold during these periods, were and $0 for 2002 and 2001, respectively.

During the three months ended June 30, 2002 and 2001, respectively, 0 fully vested shares of the Company's Common Stock were issued to officers of the Company.

During the six months ended June 30, 2002 and 2001, respectively, 0 fully vested shares of the Company's Common
Stock were issued to officers of the Company.


4.    Extraordinary Item
------------------------

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

Cash paid for interest and income taxes for the six months ended June 30, 2002 and 2001 were zero.

Non Cash Transaction
--------------------

In 2001 a loss due to restructuring troubled debt of $273,649 was charged against income, as referred to in Note 4.


6.  Transfer of Equity in Settlement of Convertible Notes
---------------------------------------------------------

During the three months ended June 30, 2002 four (4) holders of the Convertible Notes (totaling $126,500) were issued 678,646 shares of the Company's restricted Common Stock in exchange for their release of all obligations under or as a result of the Convertible Notes. The total market value of those shares issued, $2,715, has been recorded as "additional paid-in capital" as of June 30, 2002. At the transfer date the amounts due to debenture holders exceeded the aggregate market value of the shares transferred, and accordingly a gain of $123,785 has been included in income along with $22,770 of accrued interest as "Forgiveness of Debt Income" of $146,555.

During the six months ended June 30, 2002 nine (9) holders of the Convertible Notes (totaling $551,500) were issued 17,178,264 shares of the Company's restricted Common Stock in exchange for their release of all obligations under or as a result of the Convertible Notes. The total market value of those shares issued, $85,213, has been recorded as "additional paid-in capital" as of June 30, 2002. At the transfer date the amounts due to debenture holders exceeded the aggregate market value of the shares transferred, and accordingly a gain of $466,287 ($.005 per share) has been included in income along with $99,270 of accrued interest as "Forgiveness of Debt Income" of $565,557.

7.  Forgiveness of Debt - Trade Payables
----------------------------------------

During the three months ended June 30, 2002 the Company issued 447,991 of Company's restricted Common Stock to various unsecured creditors in exchange for their release of any further claims. The total amount of debt as of June 30, 2002 was $46,799. The total market value of those shares issued, $2,240, has been recorded as "additional paid-in capital" as of June 30, 2002. At the transfer date the amounts due to vendors exceeded the aggregate market value of the shares transferred, and accordingly a gain of $44,559 has been included in income along with $17,660 of additional payables that have been written-off and recognized as "Forgiveness of Debt - Trade Payables" of $62,219.


8.  Issuance of Restricted Shares
---------------------------------

During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 84,720,733 shares of the Company's restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner.

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

     The Company has been attempting to settle its outstanding liabilities but has been unable to settle with certain creditors. The revenues generated by the Company's current operations are not sufficient for the Company to continue over the next twelve-month period given its current structure. During the first part of the third quarter, the Company's telephone at its Vermont facility was shut off for failure to pay the telephone bill. Therefore, the Company is currently in negotiations to sell its assets in exchange for an agreement for the assumption of its liabilities (with certain exceptions), together with an agreement to indemnify and hold the Company harmless from paying the same. The Company is also actively seeking another Company for the purpose of a merger or other combination.

     Mr. Fricke, a director and officer of the Company, has agreed, effective upon completion of a merger or other combination, to forgive all sums owed to him by the Company, to waive his right to all his outstanding stock options, and to assume and hold the Company harmless from certain tax liabilities. Mr. Parisi, a director of the Company, effective upon completion of a merger or other combination, to waive his right to all his outstanding stock options.

     The  settlement  of the Company's  debt and the  Company's  merger or other
combination   with  another   Company   will  cause   dilution  of  the  current
shareholders' interest in the Company.

Results of Operations:
---------------------

Sales; Gross Margins; Net Losses:

     For the three months ended June 30, 2002, sales decreased to $4,191 from $16,443 for the three months ended June 30, 2001, representing a $12,252 decrease. This was due to a lack of sufficient funding in order to generate sales through additional marketing efforts. Also contributing to the decline in sales was the fact that the northeast experienced a very mild winter that reduced demand for the products.

     The Company's gross margin on sales decreased from (78%) for the second three months of 2001 to (40%) for the second three months of 2002.

     For the three months ended June 30, 2002, the Company had a net income of $188,945, or $.002 per share, as compared with a net loss of $(33,812) or $(.0006) per share in the same period in the previous year. For the six months ended June 30, 2002 and 2001, the Company had a net income of $609,300 or $.0065 per share, and a net loss of $(346,797) or $(.0064) per share, respectively. The Company may continue to incur minimal profits or losses while operating at the current level. The increase in the net income per share for the six months ended June 30, 2002 from the same period in 2001 is due to lower costs and the Forgiveness of Debt Income described in "Note 6" of the financial statements.

     Selling, General and Administrative Expenses. For the three months ending June 30, 2002, the Company incurred selling, general and administrative expenses of $17,734, as compared to $15,465 in the same period in the previous year. Calculations with respect to the percentage of selling, general and administrative expenses to sales are not meaningful.

     Research and Development. For the quarters ending June 30, 2002 and 2001, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

     Liquidity and Capital Resources. The Company has been unable to settle all of its outstanding liabilities. The revenues generated by the Company's current operations are not sufficient for the Company to continue over the next twelve-month period given its current structure. The Company is not aware of any prospects for an additional infusion of capital under the current corporate structure. During the first part of the third quarter, the Company's telephone at its Vermont facility was shut off for failure to pay the telephone bill. Therefore, the Company is currently in negotiations to sell its assets in exchange for an agreement for the assumption of its liabilities (with certain exceptions), together with an agreement to indemnify and hold the Company harmless from paying the same. The Company is also actively seeking another Company for the purpose of a merger or other combination.

     The Company is generating sufficient revenues to finance its current operations but has been unable to generate sufficient revenue to retire its debt. At June 30, 2002, the Company had current assets of $5,027 and current liabilities of $191,809. As of June 30, 2002 the Company was able to operate at a near breakeven level based upon the reduction of costs associated with sales. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing and continuing to settle its debt.

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

     Extraordinary Item: During the first quarter of 2002, the company settled a portion of its convertible note debt plus interest of $401,500, through the issuance of 16,499,618 shares of the Company's restricted Common Stock. At the transfer date the amounts due to the debenture holders exceeded the aggregate market value of the shares transferred by $419,002, which is reflected as an extraordinary gain. During the second quarter of 2002, the company settled a portion of its convertible note debt plus interest of $149,270, through the issuance of 678,646 shares of the Company's restricted Common Stock. At the transfer date the amounts due to the debenture holders exceeded the aggregate market value of the shares transferred by $146,555, which is reflected as an extraordinary gain.


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     (a) Pending Legal Proceedings: In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives o f America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest shall accrue on this judgment at a rate of 12% per annum and was in the amount of $1,943 as of June 30, 2002.

     (b) Pending Governmental Proceedings: The Company is not party to any pending action involving a governmental agency and is not aware of any contemplated action by a governmental agency against the Company.

ITEM 2. CHANGES IN SECURITIES: The settlement of the Company's liabilities and the Company's potential merger or other combination with another company has and will cause the dilution of the current shareholders' interest in the Company.

     During the second quarter of 2002, the Company issued of a total of 678,646 shares of its restricted Common Stock to four (4) holders of the Company's 6% Convertible Notes (totaling principal in the amount of $126,500) in exchange for the release of the Company's obligations under or as a result of the Convertible Notes. During the first quarter of 2002, the Company mistakenly caused 124,168 shares of its restricted common stock to be issued for the benefit of one (1) holder in the belief that the holder had agreed to a settlement offer. The Company has requested that the Transfer Agent cancel those shares.

     During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 84,720,733 shares of the Company's restricted common stock to Loper & Seymour, P.A. to be held in escrow for the benefit of the Company's merger or combination partner.

     During the second quarter of 2002, the Company issued an additional 448,101
shares  of  its   restricted   Common  Stock  in  settlement  of  $40,999.46  of
liabilities.

     Mr. Fricke, a director and officer of the Company, and Mr. Parisi, a director of the Company, have agreed to waive all rights to all of their stock options, effective upon the Company's completion of a merger or other combination.

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

     As of June 30, 2002, nine (9) holders of the foregoing Convertible Notes (totaling principal of $551,000) agreed to release all obligations under or as a result of the Convertible Notes in exchange for the issuance of a total of 17,178,264 shares of the Company's restricted Common Stock. In addition, as of December 31, 2001, two (2) holders of the foregoing Convertible Notes (totaling $50,000) have informed the Company that they have written off the obligations under the foregoing Convertible Notes and are therefore not interested in any settlement. Therefore, as of June 30, 2002, the Company was in default in the amounts of $125,000 in principal and $29,512 in interest for a total of $151,512 in arrearages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of the shareholders.

ITEM 5.  OTHER INFORMATION:

     The Company is currently in negotiations to sell its assets in exchange for an agreement for the assumption of its liabilities (with certain exceptions), together with an agreement to indemnify and hold the Company harmless from paying the same. The Company is also actively seeking another Company for the purpose of a merger or other combination. No definitive agreements have, as yet, been executed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits. None.

     (b)  Reports on Form 8-K. None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 10th day of August 2002.

                                             SAFE ALTERNATIVES CORPORATION
                                             OF AMERICA, INC.

                                              By: /s/ Richard J. Fricke
                                                  ------------------------------
                                                  Richard J. Fricke
                                                  President,
                                                  Chief Executive Officer
                                                  And Chief Financial Officer