Form 10QSB
period 2002-09-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2002-11-22
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 000-21627
                                                ---------

                 Safe Alternatives Corporation of America, Inc.
        (Exact name of small business issuer as specified in its charter)

        Florida                                                 06-1413994
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                 440 Main Street, Ridgefield, Connecticut 06877
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (203) 438-4918
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 21, 2002: 165,853,058

Transitional Small Business Disclosure Format (check one):     YES    NO X
                                                                  ---    ---

                 Safe Alternatives Corporation of America, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14

  Item 3   Controls and Procedures                                           16


Part II - Other Information

  Item 1   Legal Proceedings                                                 16

  Item 2   Changes in Securities                                             16

  Item 3   Defaults Upon Senior Securities                                   17

  Item 4   Submission of Matters to a Vote of Security Holders               17

  Item 5   Other Information                                                 18

  Item 6   Exhibits and Reports on Form 8-K                                  18


Signatures                                                                   19


Certifications pursuant to Sarbanes Oxley Act of 2002                        20

Item 1 - Part 1 - Financial Statements

                 Safe Alternatives Corporation of America, Inc.
                                  Balance Sheet
                               September 30, 2002

                                   (Unaudited)

                                                                  September 30,
                                                                        2002
                                                                  -------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                       $        --
                                                                  -------------
     Total current assets                                                  --
                                                                  -------------

TOTAL ASSETS                                                      $        --
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                       $      14,106
   Accrued interest payable                                               6,841
                                                                  -------------

     Total current liabilities                                           20,947
                                                                  -------------


Commitments and contingencies


Convertible notes payable                                                25,000
                                                                  -------------


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding                            8,113
   Additional paid-in capital                                        22,786,941
   Accumulated deficit                                              (22,843,160)
                                                                  -------------
                                                                        (48,106)
   Subscriptions issuable                                                 2,160
   Treasury stock - at cost (11,682 shares)                                  (1)
                                                                  -------------

     Total stockholders' equity (deficit)                               (45,947)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        --
                                                                  =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               3


                 Safe Alternatives Corporation of America, Inc.
                   Statements of Operations and Comprehensive
          Loss Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                               Nine months      Nine months      Three months     Three months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                    2001             2000             2001             2000
                                              -------------    -------------    -------------    -------------
Revenues - net                                $        --      $        --      $        --      $        --
Cost of Sales                                          --               --               --               --
                                              -------------    -------------    -------------    -------------

Gross Profit                                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Operating Expenses
   Selling, general and
     administrative expenses                         (1,601)            --               --               --
   Interest expense                                  10,577           88,308            1,875           29,436
   Compensation expense related to
     common stock issuances at less
     than "fair value"                            4,920,923             --            904,200             --
   Cost of converting outstanding
     warrant to common stock                             80             --                 80             --
   Depreciation and amortization                       --               --               --               --
                                              -------------    -------------    -------------    -------------
     Total operating expenses                     4,929,979          (88,308)         906,155           29,436
                                              -------------    -------------    -------------    -------------

Loss from continuing operations
   before provision for income taxes             (4,929,979)         (88,308)        (906,155)         (29,436)

Income tax benefit (expense)                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Loss before discontinued operations              (4,929,979)         (88,308)        (906,155)         (29,436)

Discontinued operations,
   net of income taxes
   Loss from discontinued operations,
     net of income taxes of $-0- and
     $-0-, respectively                             (14,430)         (18,531)            --             (4,255)
   Forgiveness of trade accounts payable,
     net of income taxes of $-0- and
     $-0-, respectively                               9,591             --               --               --
   Loss on disposition, net of income taxes
     of $-0- and $-0-, respectively                 (24,195)            --            (24,195)            --
                                              -------------    -------------    -------------    -------------
   Loss from discontinued operations                (29,034)         (18,531)         (24,195)          (4,255)
                                              -------------    -------------    -------------    -------------

Net Loss                                         (4,959,013)        (106,839)        (930,350)         (33,691)
Other comprehensive income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Loss                            $  (4,959,013)   $    (106,839)   $    (930,350)   $     (33,691)
                                              =============    =============    =============    =============

                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               4


                 Safe Alternatives Corporation of America, Inc.
                   Statements of Operations and Comprehensive
          Loss Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                         Nine months      Nine months     Three months    Three months
                                            ended            ended           ended           ended
                                        September 30,    September 30,   September 30,   September 30,
                                              2001             2000            2001             2000
                                        -------------    -------------   -------------    -------------

Loss before discontinued operations        (4,929,979)         (88,308)       (906,155)         (29,436)

Loss from discontinued operations             (29,034)         (18,531)        (24,195)          (4,255)
                                        -------------    -------------   -------------    -------------

Comprehensive Loss                      $  (4,959,013)   $    (106,839)  $    (930,350)   $     (33,691)
                                        =============    =============   =============    =============

Netloss per weighted-average
   share of common stock outstanding,
   calculated on Net Loss -
   basic and fully diluted
     From continuing operations         $       (0.05)             nil         $(0,01)              nil
     From discontinued operations                0.00              nil            0.00              nil
                                        -------------    -------------   -------------    -------------
       Total                            $       (0.05)             nil   $       (0.01)             nil
                                        =============    =============   =============    =============

Weighted-average number of
   shares of common stock
   outstanding                            109,239,980       54,580,960     160,981,561       54,580,960
                                        =============    =============   =============    =============

















The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               5


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                                 Nine months      Nine months
                                                                    ended            ended
                                                                September 30,    September 30,
                                                                      2002             2001
                                                                -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                      $  (4,959,013)   $    (106,839)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                     3,791            5,687
       Compensation expense related to common
         stock issuances at less than "fair value"                  4,920,923             --
       Cost of converting outstanding warrant to common stock              80             --
       Loss on disposition of discontinued operations                  24,195             --
       Forgiveness of trade accounts payable                           (9,591)            --
       (Increase) Decrease in
         Current assets of discontinued operations                        638            7,486
       Increase (Decrease) in
         Current liabilities of discontinued operations                 7,203           56,200
         Accrued interest payable                                      10,577           30,443
                                                                -------------    -------------
Net cash used in operating activities                                  (1,197)          (7,023)
                                                                -------------    -------------


Cash Flows from Investing Activities                                     --               --
                                                                -------------    -------------


Cash Flows from Financing Activities                                     --               --
                                                                -------------    -------------

Increase (Decrease) in Cash                                            (1,197)          (7,023)

Cash at beginning of period                                             1,197            7,238
                                                                -------------    -------------

Cash at end of period                                           $        --      $         215
                                                                =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                               $        --      $        --
                                                                =============    =============
     Income taxes paid for the period                           $        --      $        --
                                                                =============    =============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued for retirement of debt                 $     651,500    $        --
                                                                =============    =============
     Common stock issued in payment of accrued interest         $     157,273    $        --
                                                                =============    =============
     Common stock issued in payment of accounts payable         $      46,501    $        --
                                                                =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.
                                                                               6

                 Safe Alternatives Corporation of America, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Safe Alternatives Corporation of America, Inc. (Company) was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased the business (the "Business"), including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC- Delaware (the "Reorganization"), and commenced operations. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

                 Safe Alternatives Corporation of America, Inc.

Note C - Going Concern Uncertainty

On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, of all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following: (A) Continental Stock Transfer and Trust Company, the Company's independent stock transfer agent; (B) Green Holman, Frenia & Company, L.L.P., the Company's former independent auditors; (C) Arab Commerce Bank, a holder of a 6% Convertible Note; and (D) any settlement amounts due upon the completion of a merger or other combination between the Company and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002.

EAI is owned by Mr. Kenneth Hodgdon, an employee who was responsible for the Company's daily operations. The Company was in the business of marketing AmeriStripTM, a paint stripper, and assembling and marketing NaturalCoolTM, an air circulation system. The assets purchased include the AmeriStripTM and NaturalCoolTM patents, the formula for a water-based foam product, furniture and fixtures, equipment, leasehold improvements, accounts receivable, works in progress, and the Company's name. The liabilities assumed include but are not limited to accounts payable and a judgment. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

Accordingly, as of July 1, 2002, the Company has no assets or operations and intends to seek a suitable business combination transaction through either a purchase or merger. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates issuing additional equity securities to facilitate a business combination transaction with another entity. However, there is no assurance that the Company will be able to consummate such a transaction or that such transaction, if available, will be done on terms favorable to the existing shareholders or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

                 Safe Alternatives Corporation of America, Inc.

Note C- Going Concern Uncertainty - Continued

The Company has no assets, several liabilities and no operations, our auditors have issued a review report on the accompanying financial statements which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Discontinued Operations

As discussed in Note C, the Company disposed of all operating activities, effective of July 1, 2002, on September 17, 2002.

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the nine month periods ended September 30, 2002 and 2001, are as follows:

                                                  Nine months      Nine months
                                                     ended            ended
                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------

     Net sales                                   $      33,147    $      57,002
                                                 =============    =============
     Operating income (loss)                     $     (14,430)   $     (18,531)
                                                 =============    =============
     Loss from discontinued operations           $     (14,430)   $     (18,531)
                                                 =============    =============


Note E - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 Safe Alternatives Corporation of America, Inc.

Note E - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later.

[As of September 30, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.]


Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note G - Convertible Notes Payable

On March 10, 1998, the Company entered into an Agency Agreement with Alexander Wescott & Co., Inc. (AWC) for the offer and sale of 6% Convertible Notes, with maximum gross proceeds not to exceed $1,000,000. The notes bear interest at the rate of six percent (6%) per annum, payable semi-annually in arrears, in cash or, at the Company's option, in shares of Common Stock of the Company. The notes mature on the earlier of (i) the first anniversary of the initial closing of the proposed offer (April 10, 1999), and (ii) a sale of all or substantially all of the Company's assets or a merger, acquisition or consolidation in which the Company is not the surviving corporation. The notes rank senior to all other indebtedness of the Company now or hereafter existing, other than indebtedness to banks, in terms of priority and security, and may not be prepaid without the holder's consent. The principal amount of each Note shall be converted into shares of Common Stock, at the option of the holder, commencing on the earlier of (a) ninety (90) days following the filing of the Registration Statement with the Securities and Exchange Commission and (b) the date the Commission declares the Registration Statement effective.

                 Safe Alternatives Corporation of America, Inc.

Note G - Convertible Notes Payable - Continued

The conversion price per share shall equal the lower of (i) seventy percent (70%) of the average closing bid price per share of Common Stock on the NASDAQ for the five trading days immediately preceding the conversion date or (ii) twenty-five cents ($.25).

AWC received a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of Common Stock at an exercise price of $0.30 per share, expiring June 28, 2003. On September 30, 2002, the Company and AWC reached a settlement agreement whereby AWC agreed to cancel the outstanding warrant in exchange for 800,000 shares of restricted, unregistered shares of the Company's common stock.

In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. The principal amount of the Notes, together with unpaid interest thereon, was initially due and payable, if not earlier converted, on March 3, 1999.

The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

As of December 31, 2001 two note holders with notes totaling $50,000 notified the Company that they have written off the balances owed to them by the Company and therefore have discharged the Company from any further liability. As a result the Company recognized a $56,000 forgiveness of debt income as of December 31, 2001, which includes $6,000 of accrued interest.

As of September 30, 2002, all but one (1) holder of the foregoing Convertible Notes (totaling approximately $651,500) agreed to release all obligations under or as a result of the Convertible Notes, including accrued interest of approximately $157,273, in exchange for the issuance of a total of 21,303,264 shares of restricted, unregistered shares of the Company's common stock.

As of the date of this filing, the Company was in default on the outstanding amounts of approximately $25,000 in principal and approximately $6,841 in accrued interest.


Note H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $        --     $        --
                                                   =============   =============

                 Safe Alternatives Corporation of America, Inc.

Note H - Income Taxes - Continued

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $9,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:


                                                  Nine months      Nine months
                                                     ended            ended
                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
Statutory rate applied to
    income before income taxes                   $  (1,686,000)   $    (130,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                   --               --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                             1,686,000          130,000
                                                 -------------    -------------

       Income tax expense                        $        --      $        --
                                                 =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $   3,100,000    $   3,100,000
       Less valuation allowance                     (3,100,000)      (3,100,000)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the nine months ended September 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset did not significantly change.


Note I - Common Stock Transactions

During the nine months ended September 30, 2002, the Company issued an aggregate 21,303,264 shares of restricted, unregistered shares of the Company's common stock in settlement of approximately $651,000 in face amount of 6.0% Convertible Notes and accrued interest of approximately $157,273.

                 Safe Alternatives Corporation of America, Inc.

Note I - Common Stock Transactions - Continued

During the nine months ended September 30, 2002, the Company issued 448,101 shares of restricted, unregistered common stock to various unsecured creditors in exchange for their release of any further claims related to trade accounts payable. These transactions were valued at approximately $448,100, including a "fair value" adjustment of approximately $410,597 for shares issued at less than the "fair value" of the shares based on the valuation established by equivalent transactions on equivalent dates.

Effective September 30, 2002, the Company issued 800,000 shares of restricted, unregistered common stock in exchange for the retirement of an outstanding warrant to purchase up to 400,000 shares of the Company's common stock at a price of $0.30 per share, expiring June 28, 2003. This transaction was valued at approximately $80, which approximates the "fair value" of the Company's common stock on the date of the transaction.

During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value has been assigned to this issuance pending the consummation of a business combination transaction.


Note J - Treasury Stock

Treasury stock represents 11,682 shares (recorded at cost) being held in trust to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(3)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations, Liquidity and Capital Resources

On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, of all of SACA's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold SACA harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to SACA as of June 30, 2002 as a result of, or is in any way related to any of SACA's obligations to its creditors and all adverse judgments entered against SACA except any obligations to the following: (A) Continental Stock Transfer and Trust Company, SACA's transfer agent; (B) Green Holman, Frenia & Company, L.L.P., SACA's former auditors; (C) Arab Commerce Bank, a holder of a SACA 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume SACA's liabilities and to indemnify and hold SACA harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002.

EAI is owned by Mr. Kenneth Hodgdon, an employee who was responsible for the Company's daily operations. The Company was in the business of marketing AmeriStripTM, a paint stripper, and assembling and marketing NaturalCoolTM, an air circulation system. The assets purchased include the AmeriStripTM and NaturalCoolTM patents, the formula for a water-based foam product, furniture and fixtures, equipment, leasehold improvements, accounts receivable, works in progress, and the Company's name. The liabilities assumed include but are not limited to accounts payable and a judgment. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

Accordingly, as of July 1, 2002, the Company has no assets or operations and intends to seek a suitable business combination transaction through either a purchase or merger.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business
----------------

General
-------

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     See Item 5 below. As of September 30, 2002, the Company has no open legal proceedings.

Item 2 - Changes in Securities

     During the nine months ended September 30, 2002, the Company issued an aggregate 21,303,264 shares of restricted, unregistered shares of the Company's common stock in settlement of approximately $651,000 in face amount of 6.0% Convertible Notes and accrued interest of approximately $157,273.

     During the nine months ended September 30, 2002, the Company issued 448,101 shares of restricted, unregistered common stock to various unsecured creditors in exchange for their release of any further claims related to trade accounts payable. These transactions were valued at approximately $448,100, including a "fair value" adjustment of approximately $410,597 for shares issued at less than the "fair value" of the shares based on the valuation established by equivalent transactions on equivalent dates.

     Effective September 30, 2002, the Company issued 800,000 shares of restricted, unregistered common stock in exchange for the retirement of an outstanding warrant to purchase up to 400,000 shares of the Company's common stock at a price of $0.30 per share, expiring June 28, 2003. This transaction was valued at approximately $80, which approximates the "fair value" of the Company's common stock on the date of the transaction.

     During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value has been assigned to this issuance pending the consummation of a business combination transaction.

     During the third quarter of 2002, the Company's Chief Executive Officer and a director of the Company, each have agreed to waive all rights to all of their stock options, effective upon the Company's completion of a merger or other business combination transaction.

Item 3 - Defaults upon Senior Securities

     In March and April, 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. Interest on the Notes is payable semi-annually. The principal amount of the Notes, together with unpaid interest thereon, is due and payable, if not earlier converted, on March 3, 1999. The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a Registration Statement with the U. S. Securities and Exchange Commission (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a Registration Statement with the SEC not later than June 3, 1998 and use its best efforts to have declared effective, not later than July 3, 1998, registering for resale the shares that would be issued upon conversion of the Notes. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation.

     As of September 30, 2002, ten (10) holders of the foregoing Convertible Notes agreed to release all obligations under or as a result of the Convertible Notes for the issuance of a total of 21,303,264 shares of restricted, unregistered shares of the Company's common stock in settlement of approximately $651,000 in face amount of 6.0% Convertible Notes and accrued interest of approximately $157,273.

     In addition, two (2) holders of the foregoing Convertible Notes (totaling $50,000) informed the Company, during the fourth quarter of 2001, that they have written off the obligations under the foregoing Convertible Notes and are therefore have discharged the Company from any further liability.

     As of the date of this filing, the Company was in default on the outstanding amounts of approximately $25,000 in principal and approximately $6,841 in accrued interest.

Item 4 - Submission of Matters to a Vote of Security Holders

     On September 25, 2002, shareholders holding over 70% of the issued and outstanding shares of the Company"s Common Stock approved, by Written Action In Lieu of a Special Meeting, the Agreement to sell its assets in exchange for an agreement for the assumption of its liabilities (with certain exceptions), together with an agreement to indemnify and hold the Company harmless from paying the same. The Company did not solicit proxies and the Board of Directors remains unchanged.

Item 5 - Other Information

     On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, of all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following: (A) Continental Stock Transfer and Trust Company, the Company's independent stock transfer agent; (B) Green Holman, Frenia & Company, L.L.P., the Company's former independent auditors; (C) Arab Commerce Bank, a holder of a 6% Convertible Note; and (D) any settlement amounts due upon the completion of a merger or other combination between the Company and another company. Except as provided above, the agreement to assume SACA's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002.

     EAI is owned by Mr. Kenneth Hodgdon, an employee who was responsible for the Company's daily operations. The Company was in the business of marketing AmeriStripTM, a paint stripper, and assembling and marketing NaturalCoolTM, an air circulation system. The assets purchased include the AmeriStripTM and NaturalCoolTM patents, the formula for a water-based foam product, furniture and fixtures, equipment, leasehold improvements, accounts receivable, works in progress, and the Company's name. The liabilities assumed include but are not limited to accounts payable and a judgment. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

     During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value has been assigned to this issuance pending the consummation of a business combination transaction.

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     None

     Reports on Form 8-K
     -------------------

     August 15, 2002        Announcing the resignation of Green Holman, Frenia &
                            Company, L.L.P., the Company's former independent certified public accountants.

     September 17, 2002     Announcing  the  sale  of  substantially  all of the
                            Company's assets and operations and the appointment of S. W. Hatfield, CPA as the Company's independent certified public accountants.



                (Remainder of this page left blank intentionally)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.

Dated: November 22, 2002                           /s/ Richard J. Fricke
       -----------------                    ------------------------------------
                                                               Richard J. Fricke
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Safe Alternatives Corporation of America, Inc. (Registrant) on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Richard J. Fricke, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Quarterly Report on Form 10-QSB of Safe Alternatives Corporation of America, Inc. for the quarter ended September 30, 2002.

(2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (3) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard J. Fricke                                   Dated: November 22, 2002
---------------------                                          -----------------

Richard J. Fricke
Chief Executive Officer and
Chief Financial Officer