Form 10KSB
period 2002-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2003-03-26
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------


(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

                      440 Main Street, Ridgefield, CT 06877
                      -------------------------------------
                    (Address of principal executive offices)

                                 (203) 438-4918
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock - $0.001 par value

--------------------------------------------------------------------------------


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 was $33,147.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2002 was approximately $39,222.

As of March 18, 2003, there were 165,853,058 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                 Safe Alternatives Corporation of America, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1     Description of Business                                         3
Item 2     Description of Property                                        11
Item 3     Legal Proceedings                                              11
Item 4     Submission of Matters to a Vote of Security Holders            11

Part II

Item 5     Market for Company's Common Stock and
              Related Stockholders Matters                                12
Item 6     Management's Discussion and Analysis or Plan of Operation      15
Item 7     Financial Statements                                           F-1
Item 8     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                     18

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act           19
Item 10    Executive Compensation                                         19
Item 11    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters              22
Item 12    Certain Relationships and Related Transactions                 23
Item 13    Exhibits and Reports on 8-K                                    26
Item 14    Controls and Procedures                                        27

Signatures                                                                27

Certification pursuant to Sarbanes-Oxley Act of 2002                      29

                  Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

History
-------

Safe Alternatives Corporation of America, Inc. (the Company" or SACA) was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the Securities Act"). To the Company's best knowledge, there was no market for trading of the Common Stock until the Company's Common Stock was included for trading on the NASD's Electronic Bulletin Board in March 1997. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased the business (the "Business"), including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the Reorganization"), and commenced operations. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

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

On July 15, 1998, the Company entered into an agreement for the purchase of the assets of Norfield Corporation, a Connecticut corporation with offices in Danbury, Connecticut ("Purchase Agreement"). Norfield Corporation had filed for Chapter 11 Bankruptcy Protection in June 1996, and the Purchase Agreement was subject to the approval of the Bankruptcy Court, which was received on September 14, 1998. On September 18, 1998, in order to obtain financing to acquire Norfield's assets, the Company assigned the Norfield Purchase Agreement to the Norfield Investor Group (which consisted of Nicky Hunt and Sean McNamara) and agreed to issue options to purchase 1,000,000 shares of the Company's Common Stock at a price of ten cents ($.10) per share exercisable for a period of five
(5) years from September 18, 1998. The Norfield Investor Group agreed to pay all amounts due under the Nor field Purchase Agreement at Closing, including the sum of $235,000 and the Company received a license and lease ("Norfield Lease") of all the assets so acquired by the Norfield Investor Group. Pursuant to the terms of the Norfield Lease, the Company was to have made a payment of approximately $250,000 in December 1998. Because the Company was unable to make that payment, the Norfield Corporation declared a default on the Norfield Lease and exercised its security interest in the Lease held by the Company and all of the assets that were subject to the Lease were returned to Norfield Corporation as of December 31, 1998. The Company did not receive any revenue or pay any sums of money as a result of this transaction.

During 2001 and until mid-2002, the Company's business operations were conducted from Derby, Vermont, and the Company greatly reduced overhead.

Since July 1, 2002, the Company has had no operations or assets.

On September 17, 2002, The Company's Board of Directors agreed to sell, as of June 30, 2002, all of the Company's assets to Environmental Alternatives, Inc.
(EAI), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or do attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following:
(A) Continental Stock Transfer and Trust Company, the Company's transfer agent; Green Holman Frenia & Company, L.L.P., the Company's former auditors; (C) Arab Commerce Bank, a holder of a Company 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time.

EAI is owned by Mr. Kenneth Hodgdon, a former employee who was responsible for the Company's daily operations. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

Business
--------

The Company marketed AmeriStrip(TM), a paint stripper, and assembled and marketed NaturalCool(TM), an air circulation system. The Company's Agreement with EAI included the AmeriStrip(TM) and NaturalCool(TM) patents, the formula for a water-based foam product, furniture and fixtures, equipment, leasehold improvements, accounts receivable, works in progress, and ultimately, the Company's name. Accordingly, as of July 1, 2002, the Company has no assets or operations. The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination any be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. Private companies wishing to become publicly trading may wish to merge or other combine whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the Company from its major shareholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

Pending negotiation and consummation of a merger or other combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a merger or other combination, it may not be able to satisfy such liabilities as they are incurred.

If the Company's management pursues one or more merger or other combination opportunities beyond the preliminary negotiation stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such opportunities before any successful merger or other combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

There can be no assurance that the Company will identify or consummate any such merger or other combination. The Company has not, at the present time, reached any agreement or definitive understanding with any other company or person concerning a merger or other combination. Furthermore, no assurance can be given that any merger or other combination, which does occur, will be on terms that are favorable to the Company or its current stockholders or that the Company will be able to profitably manage the business, product, technology or company it acquires.

Investigation and Selection of Business Opportunity
---------------------------------------------------

The Company's search is directed toward small and medium-sized enterprises that have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (A) either be in the process of formation, or be recently organized with limited operating history or a history of loses attributable to under-capitalization or other factors; (B) experiencing financial or operating difficulties; (C) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (D) or other similar characteristics. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the following factors, among others: the quality of the other company's management and personnel; the anticipated acceptability of new products or marketing concepts; the merit of technological changes; the perceived benefit the business opportunity will derive from becoming a publicly held entity; the potential for growth, profitability market expansion and/or new products; the Company's perception of how any particular business opportunity will be received by the investment community and by the Company's shareholders; capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources; competitive position as compared to other companies of similar size and experience with the industry segment as well as within the industry as a whole; and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will essentially be limited to one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the company's securities.

The Company is unable to predict when it may participate on a business opportunity. The selection and consummation of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally investigate relevant information including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; and analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements, audited or unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or other combination.

The Company may meet with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measur3es, to the extent of the Company's limited financial resources and management expertise.

Form of Business Opportunity
----------------------------

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by the Company to be suitable sill be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control o a majority of the voting stock of the Company following a merger, consolidation, other combination or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued to total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. The issuance of these shares has and will cause dilution of other shareholder's interest in the Company.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholder(s) will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the transaction will not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods or services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce such goods and/or services.

Competition
-----------

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business opportunities either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for used by another company within the business opportunity.

Employees
---------

As of December 31, 2002, and subsequent thereto, the Company has no paid employees and two (2) non-paid employees, including two (2) officers. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with employees to be satisfactory. Due to the lack of ongoing business operations, the Company's two (2) officers spend approximately 4 hours each per month managing the Company's affairs.

The Company expects to use consultants, attorneys and accountants, as necessary, and does not anticipate a need to engage any other full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to participate in specific business opportunities.

Risk Factors
------------

Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion or all of their common stock as a condition to, or in connection with, a proposed merger or other combination. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business transaction, such funds are expected to be provided by the principal shareholder(s). The Company has not, however, investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available for any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability. There is no assurance that the Company will be able to participate in a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

No Current Agreement with Specific Business and Highly Risky. The Company has not entered into an agreement with a specific company with regard to a particular business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of engaging in a particular business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, shareholders can expect any potential business opportunity to be quite risky.

Type of Business Opportunity. The type of business opportunity may be one that involves a company that desires to avoid effecting its own public offering, and the accompanying expense, delays, uncertainties and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any transaction by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing a merger or other business combination, whether or not any business opportunity investigated is eventually consummated.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its business opportunities or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Need for Audited Financial Statements. The Company will require audited financial statements from any business opportunity. Because the Company will be subject to the reporting provisions the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing of NASDAQ, the automated quotation system sponsored by the Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, business opportunity prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements will not be considered by the Company to be appropriate for a merger or other combination.

Other Regulation. The merger or other combination by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and entering into a business opportunity and in making decisions regarding the Company's operations. It is possible that, from time to time, such persons will be unable to devote their full time and attention potential business opportunities.

Lack of Continuity in Management. The Company does not have a current employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with engaging in a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors. The Company's By-Laws provide for the indemnification, to the full extent allowed by Florida law, of its directors, Officers, employees and agents who are or were a party, or are threatened to be made a party to any threatened, pending or completed legal action, suit or proceeding by reason of the fact that he or she is or was serving a director, officer, employee or agent of the Company or is or was serving in such capacity at another entity at the Company's request. The extent, amount and eligibility for such indemnification are determined by a majority vote of a quorum of disinterested directors, or by a majority vote of a quorum of disinterested shareholders.

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

This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, the may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Leveraged Transactions. There is a possibility that any business opportunity engaged in by the Company may be leveraged, i.e. the Company may finance the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger lasses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to engage in the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that nay business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders. During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued to total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. The issuance of these shares has and will cause dilution of other shareholder's interest in the Company. In conjunction with the consummation of a business transaction with another company, the Company's current officers, directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company's stockholders. The issuance of the foregoing shares and such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders. As a result, the acquired Company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

Rule 144 Sales. Of the 165,853,058 presently outstanding shares of the Company's stock, approximately 101,972,098 shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable securities law. Rule 144 provides, in essence, that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Price of the Common Stock in the market. As of the date hereof, the current owners have held approximately 54,580,960 of the outstanding shares of the common stock of the Company thereof for a period of more than two years. Accordingly, such shares are currently available for resale in accordance with the provision of Rule 144.

Reports Filed with the SEC
--------------------------

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


Item 2 - Properties

The Company does not own any real property. In September 1998, the Company moved its corporate offices to 440 Main Street, Ridgefield Connecticut 06877, which is the law office of the Company's President, Richard J. Fricke. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by the law practice of the Company's President.

It is likely that the Company will not establish any additional or different office space until it has completed a business opportunity transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Prior to June 30, 2002, the Company was leasing manufacturing facilities consisting of approximately 1,500 square feet of space for $600 per month, , on a month to month basis, at P.O. Box 625, Derby Road, Newport, Vermont 05855. This lease was assigned to EAI as of June 30, 2002.

As of December 31, 2002, the Company had no interest in any real property.


Item 3 - Legal Proceedings

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

In October 2000, Seaco Insurance Company filed an action entitled Seaco Insurance Company v. Safe Alternatives of America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums.

Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest accrued on this judgment at a rate of 12% per annum and was in the amount of approximately $1,295 as of June 30, 2002. EAI assumed the liability and agreed to indemnify the Company against paying this judgment as of June 30, 2002.

Other than as set forth herein,  there are no legal actions  pending against the
Company  nor  to  the  knowledge  of  the  Company  are  any  such   proceedings
contemplated.

Pending Governmental Agency Proceedings
---------------------------------------

There are no known proceedings by any governmental agency that are currently pending against the Company. The State of Vermont claims that the Company owes an estimated $6,372.66 in Sales and Use taxes and in Withholding taxes. The Company claims that the payment of any such taxes that may be due are the responsibility of EAI as a component of the June 30, 2002 asset acquisition and assumption of liabilities.


Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2002.

                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Price of Common Stock:
-----------------------------

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

On March 27, 2002, the Company's Common Stock was accepted for trading on the NASD Over the Counter Bulletin Board.

The range of high and low bid and asked quotations for the Company's Common Stock for fiscal years 2001 and 2002 are not available to the Company as of the date of filing this report due to the Company's lack of funds. After reasonable inquiry, the Company was not able to find the requested information at an economically feasible cost.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2001 and 2002 are listed below. The information was obtained from the NASDAQ web site (www.nasdaq.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                         2001                      2002
                                    --------------            --------------
                                   Low         High          Low           High
                                 -------      ------       -------        ------

       First Quarter             $0.006       $0.015       $0.002         $0.009
       Second Quarter            $0.006       $0.009       $0.004         $0.006
       Third Quarter             $0.006       $0.007       $0.0001        $0.005
       Fourth Quarter            $0.005       $0.006       $0.0001        $0.002

The Company had approximately 1,334 holders of record of its Common Stock as of December 31, 2002.

The Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place South, 8th Floor, New York, NY 10004, and their telephone number is (212) 845-3245.

Dividend Policy
---------------

It is the policy of the Board of Directors to retain earnings, if any, for use in the maintenance and expansion of the Company's business. The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

During 1997 and the first half of 1998, Messrs. Sean McNamara, Nicky Hunt and Richard Hill (hereinafter "the Investor Group"), who are current shareholders and who were Directors of the Company for part of 1997 and 1998, advanced working capital loans and committed to make loans to the Company in the aggregate amount of approximately $1.0 million. During the first quarter of 1998, in consideration for, among other things, not demanding immediate repayment of the loans, the Company and the Investor Group agreed to exchange all of such outstanding indebtedness for a convertible promissory note (the "Investor Note"), 2,000,000 shares of the Company's Common Stock with piggyback registrations rights (but which may not be traded until the $1,300,000 note is converted) and stock options. The Investor Note was in the aggregate principal amount of $1.3 million, and accrued interest at a rate of 8% per annum beginning January 1, 1998. The Board authorized the issuance of warrants in connection with the Investor Note that are exercisable for a period of five years to acquire 1,500,000 shares of Common Stock at $.25 per share and 1,500,000 shares of Common Stock at $.50 per share. In connection with the Investor Note, the Company also issued options to acquire Common Stock as follows: options to purchase 2.6 million shares at an exercise price of $.01 per share, 1.95 million shares at an exercise price of $.25 per share, and 1.95 million shares at an exercise price of $.50, all of which were exercisable at any time between June 30, 1999 and June 30, 2003, the expiration date of the options. The Investor Note was repayable as follows: $433,333 in principal amount, plus interest, was due and payable on or before September 9, 1998; an additional $433,333 in principal amount, plus interest, was due on or before January 9, 1999; and any unpaid principal balance, plus interest, was due on or before March 9, 1999. In addition to any other remedies they may have if the Company failed to make the principal payment on the shareholder loans on September 9, 1998, the Company was obligated to issue to the lender options to acquire an additional 75,000 shares of Common Stock, exercisable at a price of $.01 per share, for each 30 days that the principal payments are in default. The Company did not make any of the payments required under these Investor Notes and was in default.

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

As of December 31, 2002, nine (9) holders have released the Company from all obligations to them under or as a result of the Convertible Notes in exchange for the issuance of a total of 17,178,264 shares of the Company's restricted Common Stock. In addition, on August 23, 2002, the Company entered into an agreement with one holder to exchange its Convertible Note for 4,125,000 shares of the Company's Common Stock to be issued pursuant to 15 U.S.C.A ss.77c and Rule 144 with an issue date of March 10, 1998. This settlement was consummated with the issuance of these shares during the fourth quarter of 2002. As of December 31, 2001, the Company had also been informed that two (2) additional holders, representing a total of $50,000 in principal and not including interest, have written off their interests in the Convertible Notes. Finally, the Company believed that it had entered into a settlement with the remaining holder of a Convertible Note and issued 124,618 shares of its restricted Common Stock to consummate that settlement. The holder disclaimed the settlement and the Company has requested that the transfer agent place a stop order on those shares. Consequently, one note held by (1) holder remains unpaid in the principal amount of $25,000.

As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. On August 22, 2002, the Company entered into an agreement to exchange this Warrant for 800,000 shares of the Company's Common Stock to be issued pursuant to 15 U.S.C.A ss.77c and Rule 144 with an issue date of March 10, 1998. This settlement was consummated with the issuance of these shares during the fourth quarter of 2002.

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

During 1998, the Company issued options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. In May, 2002, the Company entered into a settlement agreement with Mr. Percheski whereby he released all obligations owed to him by the Company and waived the exercise and/or issuance of these options in exchange for 412,000 shares of the Company's restricted Common Stock and the payment of $1,200 payable upon the completion of a merger or other combination of SACA with another company. These shares were issued during the second quarter of 2002. During the first quarter of 2001, the Company issued 250,000 shares of the Company's restricted Common Stock to Michael Mareneck for services rendered to the Company.

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

In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock. No such options were issued in 2001or 2002. Each member of the Board has waived his rights to these options, to become effective upon the consummation of a merger or other combination between SACA and another company.

In lieu of receiving cash payments for his services as an Officer of the Company, in exchange for salary arrearages, and in exchange for rent, the Company issued 18,500,000 shares of its restricted Common Stock in 2000.

During 2000, Mr. Parisi purchased 5,750,000 shares of the Company's restricted Common Stock for a purchase price of $37,500. During the first quarter of 2002, Mr. Parisi informed the Company that he had previously purchased an additional total of 308,804 shares of the Company's Common Stock on the market. These shares are held in brokerage accounts. Mr. Parisi did not make any filings with the SEC with respect to these shares.

During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 84,720,733 shares of the Company's restricted Common Stock to Loper & Seymour, P.A. to be held in escrow for the benefit of the Company's merger or other combination partner.

During 2002, the Company issued 36,101 shares of its restricted Common Stock in settlement or partial settlement of trade debt. The settlement of certain trade debt also or exclusively involves the payment of cash payable upon the consummation of a merger or other combination of SACA and another company in the amount of $2,578.90. The total trade debt that has been settled during 2002 is in the total amount of $41,888.22.

No filings have been made with the SEC with respect to the foregoing transactions.


Item 6 - Management's Discussion and Analysis or Plan of Operation

General

On September 17, 2002, The Company's Board of Directors agreed to sell, as of June 30, 2002, all of the Company's assets to Environmental Alternatives, Inc.
(EAI), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or do attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following:
(A) Continental Stock Transfer and Trust Company, the Company's transfer agent; Green, Holman, Frenia & Company, L.L.P., the Company's former auditors; (C) Arab Commerce Bank, a holder of a Company 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time.

EAI is owned by Mr. Kenneth Hodgdon, a former employee who was responsible for the Company's daily operations. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

The Company currently has no operations.

The Company's future operating results may be affected by a number of factors, including general economic conditions, the Company's ability to settle its remaining debt, and its ability to find a suitable company for merger or other combination. The settlement of the Company's debt and the Company's merger or other combination with another company, will cause dilution of the current shareholders' interest in the Company.

Mr. Fricke, a Director and Officer of the Company, has agreed, effective upon completion of a merger or other combination, to forgive all sums owed to him be the Company, to waive his right to all his outstanding stock options, and to assume and hold the Company harmless from paying certain tax liabilities. Mr. Parisi, a Director and Officer of the Company, effective upon completion of merger or other combination, has agreed to waive his right to all his outstanding stock options.

The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are: (i) the Company has incurred recurring operating losses; and, (ii) the Company has a working capital deficiency. See Note C to the Financial Statements included herein.

Results of Operations for the Fiscal Years Ended December 31, 2002 and 2001

During 2001 and the first half of 2002, the Company continued to attempt to manufacture, assemble and market the following products:

     o AmeriStrip(TM) - Paint Stripping Chemicals (world-wide license). AmeriStrip was marketed and sold in limited sample quantities.
     o NaturalCool(TM) Systems - Ambient Air Exchanger (worldwide marketing and manufacturing rights). The NaturalCool system is a patented, energy-saving air circulation system, designed to supplement existing refrigeration systems for commercial refrigeration units such as walk-in and reach-in coolers. The product was assembled and sold in limited quantities from the Company's facilities in Vermont.

These efforts proved to be unsuccessful and the Company sold its assets to EAI in exchange for the assumption and indemnification of the Company's liabilities, with certain exceptions. Therefore, as of June 30, 2002, the Company has no operations.

Sales; Gross Margins; Net Losses. For the fiscal year ended December 31, 2001, sales decreased to $88,286 from $93,510 in the prior year, a decrease of $5,233 due to reduced sales of the Company's paint stripping product line and modest initial sales of the Company's NaturalCool product.

For the year ended December 31, 2001, the Company reported a net loss of $(129,135), or $(.0023) per share, as compared with $(258,552) or $(.0061) per share in the prior year, a decreased loss of $129,417. The Company continued to incur net losses as sales of its products through the June 30, 2002 disposition date did not sustain levels sufficient to cover the Company's cost of marketing and selling, which has included substantial non-cash expenses associated with compensating, marketing and selling personnel in shares of the Company's Common Stock.

Research and Development. Through June 30, 2002, the Company did not have any research and development expenses. The research and development of the Company's product lines were terminated in 1998 due to the Company's financial condition. The research facility in Brookfield, CT was also closed in 1998. Calculations with respect to the percentage of research and development expenses relative to sales are not meaningful.

Liquidity and Capital Resources

The Company has never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 2002, the Company had current assets of $-0- and current liabilities of $53,155. At December 31, 2001, the Company had current assets of $15,707 and current liabilities of $893,031. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing.

As of December 31, 2002 and 2001, respectively, the Company did not have the financial resources to operate its business, continue research and development or market its products.

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

It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a regulation S offering.

Regardless of whether the company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

Plan of Business

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

Combination Suitability Standards
---------------------------------

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the

Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from exerts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:.

     1. will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2. will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or,

     3. will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sale of securities.

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


Item 7 - Financial Statements

The required financial statements begin at Page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 15, 2002, the Company was informed by its independent auditors, Green Holman Frenia and Company, L.L.P., that it is resigning its engagement with the Registrant because it is no longer accepting engagements for publicly traded companies.

The reports of Green Holman Frenia and Company, L.L.P. on the Company's financial statements for fiscal years ended December 31, 2000 and 2001 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Green Holman Frenia & Company, L.L.P.'s most recently issued Independent Auditor's Report dated January 28, 2002 concluded that substantial doubts were raised about the Registrant's ability to continue as a going concern as a result of recurring operating losses and a working capital deficiency.

During the Company's two most recent fiscal years (ended December 31, 2002 and 2001) and from December 31, 2001 to the date of this Report, the Company had no disagreement with Green Holman Frenia & Company, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's two most recent fiscal years (ended December 31, 2001 and 2000) and from December 31, 2001 to the date of this Report.

The Company approved Green Frenia and Company, L.L.P.'s resignation and authorized it to respond fully to the inquiries of its successor.

On September 30, 2002, the Company's Board of Directors approved the retention of the accounting firm of S. W. Hatfield, CPA of Dallas, Texas as its independent auditors for the fiscal year ending December 31, 2002. During the Company's two most recent fiscal years and the interim period prior to its agreement to engage S. W. Hatfield, CPA as the Company's principal accountants, neither the Company nor anyone on its behalf has consulted S. W. Hatfield, CPA on either (i) the application of accounting principles to any transaction (completed or proposed) or (ii) the type of audit report that might be rendered on the Registrant's financial statements or (iii) any matter that was either the subject of a disagreement, as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event as such term is defined in Item 304(a)(1)(v)of Regulation S-K.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company's Officers and Directors during 2002 are as follows:

      Name                         Age                  Position Held and Tenure
      ----                         ---                  ------------------------

Richard J. Fricke                  58                          President,
                                                         Chief Executive Officer
                                                         Chief Financial Officer
                                                              and Director

Dominic G. Parisi                  72                    Secretary and Director

The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There are no family relationships between the Company's directors or its officers.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as no hours per month, or more than forty hour per month, but more than likely encompass less than ten hours per month.

Biographical Information
------------------------

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

Board Committees
----------------

The Board had no Committees during 2002.


Item 10- Executive Compensation

As of December 31, 2002, and subsequent thereto, the Company's officers receive no compensation. Due to the lack of ongoing business operations, the Company's two (2) officers spend approximately 4 hours each per month managing the Company's affairs.

Although the Members of the Board of Directors did not receive any cash fees for the service on the Board, they are entitled to be reimbursed for expenses incurred in attending Board meetings. In 1999, the Company authorized the issuance of four hundred (400) shares of the Company's restricted Common Stock to each member of the Board for each meeting attended. Under this plan, each Director is entitled to the issuance of 6,000 shares of the Company's Common Stock for 1999, 0 shares for 2000, 0 shares for 2001, and 0 for 2002. On December 21, 1998, the Board granted options to purchase 2,500,000 shares of the Company's Common Stock to Mr. Fricke and 500,000 shares to Ms. Yrizarry (Mr. Fricke's former spouse) at an exercise price of $.01 per share, exercisable until December 21, 2008 for remaining and serving as a Director and Officer of the Company, together with the attendant liability, after the rest of the Board and management had resigned. In 1999, the Company substituted 2,500,000 shares and 500,000 shares of its Common Stock to Mr. Frick and Ms. Yrizarry, respectively, in place of these options.

M. Fricke, a Director and Officer of the Company, has agreed, effective upon completion of a merger or other combination, to forgive all sums owed to him be the Company, to waive his right to all his outstanding stock options, and to assume and hold the Company harmless from paying certain tax liabilities. Mr. Parisi, a Director and Officer of the Company, agreed, effective upon completion of merger or other combination, to waive his right to all his outstanding stock options.

Compliance With Section 16(A) Of The Exchange Act
-------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company with respect to fiscal years 2002 and 2001, the Company believes that (1) Mr. Dominic Parisi file any Forms 4 or a Form 5 reporting the acquisition from the Company of shares of Common Stock.

The Company did not receive any Form 3, 4 or 5 from any of its present or former Officers or Directors during 2002 or 2001. Thus, the Company believes that: (1) Mr. Parisi failed file a Form 4 or Form 5 reporting transactions involving the acquisition of shares of the Company's Common Stock; and (2) Messrs. Percheski and Berger failed to file a Form 4 or Form 5 reporting one transaction involving the acquisition of shares of the Company's Common Stock.

Other Officer Compensation and Benefits
---------------------------------------

The Company established a Medical and Dental Reimbursement Plan for Richard J. Fricke providing for reimbursement of up to $10,000 of medical and dental expenses annually. The Company has not received any requests for reimbursements under this plan.

The Company paid no "Other Annual Compensation" in 2002 or in 2001.

Employment Agreements
---------------------

The Company does not have any employment agreements, termination agreements, change-in-control agreements or change in responsibilities agreements with any of its employees.

Conflicts of Interest
---------------------

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon short notice.

The officers, directors and/or principal shareholders of the Company may actively negotiate for the purchase of a portion or all of their common stock as a condition to or in connection with a proposed merger or other combination transaction. It is anticipated that a substantial premium may be paid by the purchase in conjunction with any sale of shares by the Company's officers, directors and/or principal shareholders made as a condition to, or in connection with, a proposed merger or other combination transaction. The fact that a substantial premium may be paid to members of Company management and/or principal shareholders to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management and/or principal shareholders may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management and/or principal shareholders.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's potential merger of other combination partner.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation.

It is possible that the Company may enter into an agreement with a merger or other combination partner requiring the sale of all or a portion of the Common Stock held by some or all of the Company's current stockholders to the merger or other combination partner or principals thereof, or to other individuals of business entities, or requiring some other form of payment to some or all of the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by some or all of the Company's current stockholders to a merger or other combination partner would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of a merger or other combination involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Limitation of Liability and Indemnification Matters
---------------------------------------------------

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


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of December 31, 2002, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2002 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group. The address of each person or entity, unless otherwise noted, is c/o Safe Alternatives Corporation of America, Inc., 440 Main Street, Ridgefield, Connecticut.

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

                                                                  % of Class
     Name and address                Number of Shares         Beneficially Owned
     ----------------                ----------------         ------------------

Richard J. Fricke (1) (2) (4)          33,462,252                  20.58%
25 Buckingham Ridge Road
Wilton CT 06897

Dominic G. Parisi (2)                   8,468,804                   5.11%
701 Kettner Blvd #75
San Diego CA

Loper & Seymour, P.A. (3)              84,720,733                  51.08%
     Trust Account
24 East 4th Street
St. Paul MN 55101

All Directors and Officers
     as a Group                        41,931,056                  25.28%

(1) Includes (a) 300,000 shares of the Company's restricted Common Stock as compensation for his services as an Officer and Director during 1998; (b) currently exercisable options to purchase 2,500,000 restricted shares of the Company's Common Stock at an exercise price of $.01 per share, exercisable until December 21, 2008, for his continued service, together with the liability exposure attendant thereto, as an Officer and Director of the Company after the remainder of the Company's Officers and Directors resigned in December 1998. In 1999, the Company converted the award of these options into an award of the Company's restricted Common Stock; (c) options to purchase 4,500 shares of the Company's restricted Common Stock as compensation for serving as an Officer and Director of the Company during 1998; and (d) 2,954 shares owned by The Ridge Group.

     Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 636,800 shares held by Mr. FrickeAEs former spouse; (c) 82,080 shares held by his father; (d) 15,303 shares that he holds as Trustee; and (e) 82,080 held by his grown children.

(2) In 1999, the Company authorized the issuance options to purchase four hundred (400) shares of the Company's restricted Common Stock at $.0001 per share for a period of five (5) years from the date of the meeting to each member of the Board for each meeting attended. Under this plan, each Director is entitled to currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and options to purchase 4,000 shares of restricted Common Stock for 2000. There were no options issued in 2001 or 2002.

(3) During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 84,720,733 shares of the Company's restricted stock to be held in escrow for the benefit of the Company's future merger or combination partner.

(4) The directors have agreed to waive the right to and under any stock options that they may have, effective upon the consummation of a merger or other combination of SACA and another company.


Item 12 - Certain Relationships and Related Transactions

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

During 1998, the Company issued its restricted Common Stock to pay for services to the Company, as follows: Sam Armato, Jr., 50,000 shares; Chester Greenwood, 50,000 shares; Kenneth Hodgdon, 10,000 shares; and Neil Rogers, 100,000 shares. In addition, the Company authorized (issued in 1999) the following as compensation and incentive pay: 100,000 shares of restricted Common Stock to Robert Berger; and (2) 25,000 shares of restricted Common Stock plus options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share to Robert Percheski. In 2002, the Company settled all claims held by Mr. Percheski against the company, including the waiver of all rights under the stock options that he has or claimed to have by the issuance of 412,000 shares of restricted common stock and $1,200 payable upon the consummation of a merger or other combination of SACA and another company. In 1999 the Company issued 50,000 shares of its restricted Common Stock to Scott Purvis for services he rendered to the Company.

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

In lieu of cash payment for serving as a member of the Board of Directors, the Board authorized, but did not issue, options to purchase 400 shares of the Company's restricted Common Stock for each meeting attended. These options were exercisable for a period of five (5) years from the date of the meeting at the price of $.001 per share. All three (3) members of the Company's Board attended each of the fifteen (15) meeting that were held during 1999 for options to purchase a total of 18,000 shares of the Company's restricted Common Stock. During 2000, each of the members of the Company's Board of Directors attended the ten (10) meetings for options to purchase a total of 12,000 shares of the Company's restricted Common Stock. There were no in-person meetings of the Board of Directors during 2001 or 2002 and no options were awarded. Messrs. Fricke and Parisi have waived all rights under these options, effective upon the consummation of a merger or other combination of SACA and another company.

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

As of December 31, 2002, nine (9) holders have released the Company from all obligations to them under or as a result of the Convertible Notes in exchange for the issuance of a total of 17,178,264 shares of the Company's restricted Common Stock. In addition, on August 23, 2002, the Company entered into an agreement with one holder to exchange its Convertible Note for 4,125,000 shares of the Company's Common Stock to be issued pursuant to 15 U.S.C.A (0)77c and Rule 144 with an issue date of March 10, 1998. This settlement was consummated with the issuance of these shares during the fourth quarter of 2002. As of December 31, 2002, the Company had also been informed that two (2) additional holders, representing a total of $50,000 in principal and not including interest, have written off their interests in the Convertible Notes. Finally, the Company believed that it had entered into a settlement with the remaining holder of a Convertible Note and issued 124,618 shares of its restricted Common Stock to consummate that settlement. The holder disclaimed the settlement and the Company has requested that the transfer agent place a stop order on those shares. Consequently, one note held by (1) holder remains unpaid in the principal amount of $25,000.

As compensation to the placement agent, Alexander, Wescott & Co, Inc., the Company paid cash fees of 10% of the gross proceeds from the Investor Notes. In addition, the Company paid a 3% nonaccountable expense reimbursement, and certain other out-of-pocket expenses of the agent. The Company also issued to the agent Warrants exercisable for 284,600 shares of Common Stock, at an exercise price of $.30 per share, expiring June 28, 2003. On August 22, 2002, the Company entered into an agreement to exchange this Warrant for 800,000 shares of the Company's Common Stock to be issued pursuant to 15 U.S.C.A (0)77c and Rule 144 with an issue date of March 10, 1998. This settlement was consummated with the issuance of these shares during the fourth quarter of 2002.

During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 84,720,733 shares of the Company's restricted stock to Loper & Seymour, P.A. to be held in escrow for the benefit of the Company's future merger or combination partner.

On September 17, 2002, The Company's Board of Directors agreed to sell, as of June 30, 2002, all of the Company's assets to Environmental Alternatives, Inc.
(EAI), a privately held Vermont corporation, in exchange for EAI'S assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or do attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following:
(A) Continental Stock Transfer and Trust Company, the Company's transfer agent; Green Holman Frenia & Company, L.L.P., the Company's former auditors; (C) Arab Commerce Bank, a holder of a Company 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. EAI is owned by Mr. Kenneth Hodgdon, a former employee who was responsible for the Company's daily operations. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

The Company believes that the terms of the transactions discussed herein are at least as favorable to the Company as those which the Company could have negotiated with unaffiliated parties.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits
--------

2.1* Asset Purchase Agreement and Plan of Reorganization between the Company and SAC Delaware dated August 21, 1995
3.1*     Certificate of Incorporation of the Company
3.2*     By-Laws of the Company
3.3*** Amendment to Articles on Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.
4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company
10.1* License Agreement for coatings and sealants technologies between Richard B. Kennedy and the Company as licensee dated December 9, 1992
10.2* License Agreement for packaging applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992
10.3* License Agreement for fire retardant applications of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated December 9, 1992
10.4* Amendment to Technology License Agreements of foam Technologies between Richard B. Kennedy, Patrick J. Crehan and Richard J. Fricke as licensors and the Company as licensee dated August 23, 1993
10.5**   Financial Accord among Rudolph L. Chase,  Raymond C. Chase, and Clement
         H. Royer, dated as of March 1, 1997, relating to royalties on NaturalCool Technology
10.6** Agreement between Natural Cool, Inc., and the Company dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.
10.7** License Agreement between Rudolph Chase and Raymond Chase, and the Company dated as of May 6, 1998, relating to licensing of NaturalCool patent rights
10.8** Promissory Note of Natural Cool, Inc., guaranteed by the Company, dated as of May 6, 1998, relating to acquisition of assets of Natural Cool, Inc.
10.9** Bill of Sale of Rudolph Chase and Raymond Chase, dated as of May 6, 1998, relating to sale of stock of Natural Cool, Inc. to the Company

10.10** Bill of Sale of Natural Cool, Inc, dated as of May 6, 1998, relating to sale of assets of Natural Cool, Inc. to the Company
10.11+ Agreement by and between Environmental Alternatives, Inc., a Vermont corporation, including its successors and assigns and the Company transferring all assets of the Company in exchange for the assumption of all liabilities, exclusive of certain defined liabilities retained by the Company, as of June 30,2002.

* Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996.
** Incorporated by reference from the Company's Form 10-KSB for fiscal year ended December 31, 1997 and filed as of September 3, 1998.
*** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001.
+        Incorporated  by reference from the Company's Form 8-K dated October 2,
         2002.

Reports on Form 8-K.
--------------------

October 2, 2002   Approval  of the sale of  assets  by  shareholders  holding  a majority of the Company's outstanding shares.

Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.

Date: March 19, 2003                        By:      /s/ Richard J. Fricke
      --------------                           ---------------------------------
                                                               Richard J. Fricke
                                             President, Chief Executive Officer,
                                              Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 19, 2003                        By:      /s/ Richard J. Fricke
      --------------                           ---------------------------------
                                                               Richard J. Fricke
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

Date: March 19, 2003                        By:      /s/ Dominic G. Parisi
      --------------                           ---------------------------------
                                                               Dominic G. Parisi
                                                          Secretary and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Safe Alternatives Corporation of America, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Richard J. Fricke, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(5) I have reviewed this Annual Report on Form 10-KSB of Safe Alternatives Corporation of America, Inc. for the year ended December 31, 2002.

(6) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(7) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(8) The Registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
     (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(9) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(10) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   /s/ Richard J. Fricke                                   Dated: March 19, 2003
---------------------------                                       --------------
Richard J. Fricke
Chief Executive Officer and
Chief Financial Officer
                                                                              31

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants
   S. W. Hatfield, CPA                                                      F-2
   Green, Holman, Frenia and Company, L.L.P.                                F-3

Financial Statements

   Balance Sheets
     as of December 31, 2002 and 2001                                       F-4

   Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2002 and 2001                         F-5

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2002 and 2001                         F-6

   Statement of Cash Flows
     for the years ended December 31, 2002 and 2001                         F-7

   Notes to Financial Statements                                            F-8

S. W. HATFIELD, CPA certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheet of Safe Alternatives Corporation of America, Inc. (a Florida corporation) as of December 31, 2002 and the related statement of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Safe Alternatives Corporation of America, Inc. as of and for the year ended December 31, 2001 were audited by other auditors whose report was dated January 28, 2002 and included a paragraph expressing substantial doubt about Safe Alternatives Corporation of America, Inc.'s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 2002 and results of its operations and cash flows for the year ended December 31, 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, as of June 30, 2002, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.




                                                             S. W. HATFIELD, CPA
Dallas, Texas
March 18, 2003



                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We  have  audited  the  accompanying   statements  of  operations,   changes  in
stockholders' deficit and cash flows of Safe Alternatives Corporation of America, Inc. as of December 31, 2001 and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 2001 and the results of its operations, stockholders' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note C, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                        GREEN, HOLMAN, FRENIA AND COMPANY L.L.P.
                                        Certified Public Accountants

Woodbridge, New Jersey
January 28, 2002

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                  BALANCE SHEET
                                December 31, 2002


                                                                   December 31,
                                                                       2002
                                     ASSETS                        ------------
                                     ------
Current Assets
   Cash on hand and in bank                                        $       --
                                                                   ------------
     Total current assets                                                  --
                                                                   ------------

TOTAL ASSETS                                                       $       --
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable - trade                                        $     20,939
   Accrued interest payable                                               7,216
                                                                   ------------

     Total current liabilities                                           28,155
                                                                   ------------


Commitments and contingencies


Convertible notes payable                                                25,000
                                                                   ------------


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding                            8,113
   Additional paid-in capital                                        22,801,891
   Accumulated deficit                                              (22,865,318)
                                                                   ------------
                                                                        (55,314)
   Subscriptions issuable                                                 2,160
   Treasury stock - at cost (11,682 shares)                                  (1)
                                                                   ------------

     Total stockholders' equity (deficit)                               (53,155)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       --
                                                                   ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                              SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  Years ended December 31, 2002 and 2001


                                                             Year ended      Year ended
                                                            December 31,    December 31,
                                                                2002            2001
                                                            ------------    ------------

Revenues - net                                              $       --      $       --
   Cost of Sales                                                    --              --
                                                            ------------    ------------
Gross Profit                                                        --              --
                                                            ------------    ------------

Operating Expenses
   Selling, general and administrative expenses                   20,183            --
   Interest expense                                               10,952          40,590
   Compensation expense related to common stock issuances
     at less than "fair value"                                 4,920,923            --
   Cost of converting outstanding warrant to common stock             80            --
   Depreciation and amortization                                    --              --
                                                            ------------    ------------
     Total operating expenses                                  4,952,138         (40,590)
                                                            ------------    ------------

Loss from continuing operations
   before other income and provision for income taxes         (4,952,138)        (40,590)

Other income
   Forgiveness of convertible debentures                            --            56,000
   Litigation settlement                                                       - 140,000
                                                            ------------    ------------
Income (Loss) before provision for income taxes               (4,952,138)        155,410

Income tax benefit (expense)                                        --              --
                                                            ------------    ------------
Loss before discontinued operations                           (4,952,138)        155,410

Discontinued operations, net of income taxes
   Loss from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively          (14,430)         (7,896)
   Loss on troubled debt restructuring                              --          (273,649)
   Forgiveness of trade accounts payable,
     net of income taxes of $-0- and $-0-, respectively            9,591            --
   Loss on disposition, net of income taxes of $-0-
     and $-0-, respectively                                      (24,195)           --
                                                            ------------    ------------
   Loss from discontinued operations                             (29,034)       (281,545)
                                                            ------------    ------------

Net Loss                                                      (4,981,172)       (126,135)
Other comprehensive income                                          --              --
                                                            ------------    ------------

Comprehensive Loss                                          $ (4,962,669)   $   (126,135)
                                                            ============    ============

Netloss per weighted-average share of common stock
   outstanding, calculated on  Net Loss -
   basic and fully diluted
     From continuing operations                             $      (0.04)            nil
     From discontinued operations                                   0.00             nil
                                                            ------------    ------------
       Total                                                $      (0.04)            nil
                                                            ============    ============

Weighted-average number of shares
   of common stock outstanding                               123,509,578      56,580,960
                                                            ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                             F-5

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 2002 and 2001

                                           Common Stock             Additional
                                    ----------------------------      paid-in        Accumulated    Subscription
                                       Shares          Amount         capital          deficit        issuable
                                    ------------    ------------    ------------    ------------    ------------
Balances at January 1, 2001,
   as reported                        54,580,960    $    110,747    $ 15,528,674    $(17,528,011)   $      2,160
Adjustment to correct
   par value calculation                    --          (105,289)        105,289            --              --
                                    ------------    ------------    ------------    ------------    ------------

Balances at January 1, 2001,
   as adjusted                        54,580,960           5,458      15,633,963     (17,528,011)          2,160

Issuance of common stock for
   Conversion of related
     party debt                        4,000,000             400       1,378,956            --              --
Prior period adjustment                     --              --              --          (230,000)           --

Net loss for the year                       --              --              --          (126,135)           --
                                    ------------    ------------    ------------    ------------    ------------

Balances at
   December 31, 2001                  58,580,960           5,858      17,012,919     (17,884,146)          2,160

Issuance of common stock for
   Conversion of debentures
     and accrued interest             21,303,264           2,130       5,325,969            --              --
   Settlement of accounts payable        448,101              45         448,053            --              --
   Cancellation of warrant               800,000              80            --              --              --
   Prospective acquisition            84,720,733            --              --              --              --

Capital contributed to
   support operations                       --              --            14,950            --              --

Net loss for the year                       --              --              --        (4,981,172)           --
                                    ------------    ------------    ------------    ------------    ------------

Balances at
   December 31, 2002                 165,853,058    $      8,113    $ 22,801,891    $(22,865,318)   $      2,160
                                    ============    ============    ============    ============    ============

                                          Treasury Stock
                                    ----------------------------
                                       Shares          Amount          Total
                                    ------------    ------------    ------------
Balances at January 1, 2001,
   as reported                           (11,682)   $         (1)   $ (1,886,431)
Adjustment to correct
   par value calculation                    --              --              --
                                    ------------    ------------    ------------

Balances at January 1, 2001,
   as adjusted                           (11,682)             (1)     (1,886,431)

Issuance of common stock for
   Conversion of related
     party debt                             --              --         1,379,356
Prior period adjustment                     --              --          (230,000)

Net loss for the year                       --              --          (126,135)
                                    ------------    ------------    ------------

Balances at
   December 31, 2001                     (11,682)             (1)       (863,210)

Issuance of common stock for
   Conversion of debentures
     and accrued interest                   --              --         5,328,099
   Settlement of accounts payable           --              --           448,098
   Cancellation of warrant                  --              --                80
   Prospective acquisition                  --              --              --

Capital contributed to
   support operations                       --              --            14,950

Net loss for the year                       --              --        (4,981,172)
                                    ------------    ------------    ------------

Balances at
   December 31, 2002                     (11,682)   $         (1)   $    (53,155)
                                    ============    ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                             F-6


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001


                                                                 Year ended      Year ended
                                                                December 31,    December 31,
                                                                    2002            2001
                                                                ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                                      $ (4,981,172)   $   (126,135)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                    3,791           7,582
       Compensation expense related to common
         stock issuances at less than "fair value"                 4,920,923            --
       Cost of converting outstanding warrant to common stock             80            --
       Loss on disposition of discontinued operations                 24,195            --
       Forgiveness of trade accounts payable                          (9,591)           --
       Loss on troubled debt restructuring                              --           273,649
       Litigation settlement                                            --          (140,000)
       Forgiveness of convertible debentures                            --           (56,000)
       (Increase) Decrease in
         Current assets of discontinued operations                       639           7,487
       Increase (Decrease) in
         Current liabilities of discontinued operations               (6,903)        (13,214)
         Accounts payable - trade                                     20,939            --
         Accrued interest payable                                     10,952          40,590
                                                                ------------    ------------
Net cash used in operating activities                                (16,147)         (6,041)
                                                                ------------    ------------

Cash Flows from Investing Activities                                    --              --
                                                                ------------    ------------

Cash Flows from Financing Activities
   Cash contributed to support operations                             14,950            --
                                                                ------------    ------------
Net cash provided by financing activities                             14,950
                                                                ------------

Increase (Decrease) in Cash                                           (1,197)         (6,041)

Cash at beginning of period                                            1,197           7,238
                                                                ------------    ------------

Cash at end of period                                           $       --      $      1,197
                                                                ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                               $       --      $       --
                                                                ============    ============
     Income taxes paid for the period                           $       --      $       --
                                                                ============    ============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued for retirement of debt                 $    651,500    $    926,900
                                                                ============    ============
     Common stock issued in payment of accrued interest         $    157,273    $    222,456
                                                                ============    ============
     Common stock issued in payment of accounts payable         $     46,501    $       --
                                                                ============    ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - Organization and Description of Business

Safe Alternatives Corporation of America, Inc. (Company) was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company completed an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.









                (Remainder of this page left blank intentionally)

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE C - Going Concern Uncertainty

On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, of all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following: (A) Continental Stock Transfer and Trust Company, the Company's independent stock transfer agent; (B) Green, Holman, Frenia & Company, L.L.P., the Company's former independent auditors; (C) Arab Commerce Bank, a holder of a 6% Convertible Note; and (D) any settlement amounts due upon the completion of a merger or other combination between the Company and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

Summarized results of operations for the disposed operations for the years ended December 31, 2002 and 2001, are as follows:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------

     Net sales                                     $     33,147    $     88,286
                                                   ============    ============
     Operating income (loss)                       $    (14,430)   $     (7,896)
                                                   ============    ============
     Loss from discontinued operations             $    (14,430)   $   (126,135)
                                                   ============    ============


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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE E - Summary of Significant Accounting Policies - Continued

o    Income Taxes
     ------------
     As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

In March and April 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. The Notes bear interest at 6.0% per annum, payable semi-annually in arrears, in cash or, at the Company's option, in shares of Common Stock of the Company. The notes mature on the earlier of (i) the first anniversary of the initial closing of the proposed offer (April 10, 1999), and
(ii) a sale of all or substantially all of the Company's assets or a merger, acquisition or consolidation in which the Company is not the surviving corporation. The notes rank senior to all other indebtedness of the Company now or hereafter existing, other than indebtedness to banks, in terms of priority and security.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE G - Convertible Notes Payable - Continued

The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the U. S. Securities and Exchange Commission (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a registration statement with the SEC not later than June 3, 1998, and use its best efforts to have the registration statement declared effective not later than July 3, 1998. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation

AWC received a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of Common Stock at an exercise price of $0.30 per share, expiring June 28, 2003. On September 30, 2002, the Company and AWC reached a settlement agreement whereby AWC agreed to cancel the outstanding warrant in exchange for 800,000 shares of restricted, unregistered shares of the Company's common stock.

As of December 31, 2001 two note holders with notes totaling $50,000 notified the Company that they have written off the balances owed to them by the Company and therefore have discharged the Company from any further liability. As a result the Company recognized a $56,000 forgiveness of debt income as of December 31, 2001, which includes $6,000 of accrued interest.

During 2002, all but one (1) of the Holders of the foregoing Convertible Notes, totaling approximately $651,500, agreed to release all obligations under the Convertible Notes, including accrued interest of approximately $157,273, in exchange for the issuance of an aggregate of 21,303,264 shares of restricted, unregistered shares of the Company's common stock.

As of December 31, 2002, only one (1) Convertible Note was outstanding and the Company was in default on the outstanding amounts of approximately $25,000 in principal and approximately $7,216 in accrued interest.


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the years ended December 31, 2002 and 2001, respectively, are as follows:

                                                     December 31,   December 31,
                                                         2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE H - Income Taxes - Continued

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 2002 and 2001, respectively, are as follows:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
Statutory rate applied to
    income before income taxes                     $ (1,694,000)   $    (43,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                    --              --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                              1,694,000          43,000
                                                   ------------    ------------

       Income tax expense                          $       --      $       --
                                                   ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $  3,230,000    $  3,100,000
       Less valuation allowance                      (3,230,000)     (3,100,000)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During the years ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset did not significantly change.


NOTE I - Common Stock Transactions

During the year ended December 31, 2002, the Company issued an aggregate 21,303,264 shares of restricted, unregistered shares of the Company's common stock in settlement of approximately $651,000 in face amount of 6.0% Convertible Notes and accrued interest of approximately $157,273.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE I - Common Stock Transactions - Continued

During the year ended December 31, 2002, the Company issued 448,101 shares of restricted, unregistered common stock to various unsecured creditors in exchange for their release of any further claims related to trade accounts payable. These transactions were valued at approximately $448,100, including a "fair value" adjustment of approximately $410,597 for shares issued at less than the "fair value" of the shares based on the valuation established by equivalent transactions on equivalent dates.

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