Form 10QSB
period 2003-03-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2003-05-09
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 7, 2003: 165,853,058

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                 Safe Alternatives Corporation of America, Inc.

                Form 10-QSB for the Quarter ended March 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         13

  Item 3   Controls and Procedures                                           15


Part II - Other Information

  Item 1   Legal Proceedings                                                 15

  Item 2   Changes in Securities                                             15

  Item 3   Defaults Upon Senior Securities                                   15

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 16

  Item 6   Exhibits and Reports on Form 8-K                                  16


Signatures                                                                   16


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      17

                                     PART I
Item 1 - Financial Statements

                 Safe Alternatives Corporation of America, Inc.
                                  Balance Sheet
                                 March 31, 2003

                                   (Unaudited)

                                                                 March 31, 2003
                                                                 --------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                      $         --
                                                                 --------------
     Total current assets                                                  --
                                                                 --------------

TOTAL ASSETS                                                     $         --
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                      $       18,560
   Accrued interest payable                                               7,591
                                                                 --------------

     Total current liabilities                                           26,151
                                                                 --------------


Commitments and contingencies


Convertible notes payable                                                25,000
                                                                 --------------


Stockholders' Equity (Deficit)
    Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding                            8,113
   Additional paid-in capital                                        22,806,382
   Accumulated deficit                                              (22,867,805)
                                                                 --------------
                                                                        (53,310)
   Subscriptions issuable                                                 2,160
   Treasury stock - at cost (11,682 shares)                                  (1)
                                                                 --------------

     Total stockholders' equity (deficit)                               (51,151)
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         --
                                                                 ==============


The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                               3


                 Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                                                                   (Restated)
                                                                                Three months      Three months
                                                                                    ended             ended
                                                                                March 31, 2003    March 31, 2002
                                                                                --------------    --------------

Revenues - net                                                                  $         --      $         --
   Cost of Sales                                                                          --                --
                                                                                --------------    --------------
Gross Profit                                                                              --                --
                                                                                --------------    --------------

Operating Expenses
   Selling, general and administrative expenses                                          2,487              --
   Interest expense                                                                        375             6,637
   Compensation expense related to common stock issuances
     at less than "fair value"                                                            --           3,602,899
   Depreciation and amortization                                                          --                --
                                                                                --------------    --------------
     Total operating expenses                                                            2,487        (3,609,536)
                                                                                --------------    --------------

Loss from continuing operations
   before other income and provision for income taxes                                   (2,487)       (3,609,536)

Other income                                                                              --                --
                                                                                --------------    --------------
Income (Loss) before provision for income taxes                                         (2,487)       (3,609,536)

Income tax benefit (expense)                                                              --                --
                                                                                --------------    --------------
Loss before discontinued operations                                                     (2,487)       (3,609,536)

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively                                   --               7,125
   Loss on disposition, net of income taxes of $-0- and $-0-, respectively                --                --
                                                                                --------------    --------------
   Loss from discontinued operations                                                      --          (3,602,411)
                                                                                --------------    --------------

Net Loss                                                                                (2,487)       (3,602,411)
Other comprehensive income                                                                --                --
                                                                                --------------    --------------

Comprehensive Loss                                                              $       (2,487)   $   (3,602,411)
                                                                                ==============    ==============

Netloss per weighted-average share of common stock outstanding, calculated on
   Net Loss - basic and fully diluted
     From continuing operations                                                 $        (0.00)   $        (0.06)
     From discontinued operations                                                         0.00              0.00
                                                                                --------------    --------------
       Total                                                                    $        (0.00)   $        (0.06)
                                                                                ==============    ==============

Weighted-average number of shares
   of common stock outstanding                                                     165,853,058        61,906,447
                                                                                ==============    ==============

The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                                                               4


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002

                                   (Unaudited)




                                                                              (Restated)
                                                           Three months      Three months
                                                              ended             ended
                                                          March 31, 2003    March 31, 2002
                                                          --------------    --------------
Cash Flows from Operating Activities
   Net loss for the period                                $       (2,487)   $   (3,602,411)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                 --               1,896
       Compensation expense related to common
         stock issuances at less than "fair value"                  --           3,602,899
       (Increase) Decrease in
         Current assets of discontinued operations                  --              (7,253)
       Increase (Decrease) in
         Current liabilities of discontinued operations             --               4,637
         Accounts payable - trade                                 (2,379)             --
         Accrued interest payable                                    375              --
                                                          --------------    --------------
Net cash used in operating activities                             (4,491)             (232)
                                                          --------------    --------------

Cash Flows from Investing Activities                                --                --
                                                          --------------    --------------

Cash Flows from Financing Activities
   Cash contributed to support operations                          4,491              --
                                                          --------------    --------------
Net cash provided by financing activities                          4,491              --
                                                          --------------    --------------

Increase (Decrease) in Cash                                         --                (232)

Cash at beginning of period                                         --               1,197
                                                          --------------    --------------

Cash at end of period                                     $         --      $          965
                                                          ==============    ==============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                         $         --      $         --
                                                          ==============    ==============
     Income taxes paid for the period                     $         --      $         --
                                                          ==============    ==============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued for retirement of debt           $         --      $      425,000
                                                          ==============    ==============
     Common stock issued in payment of accrued interest   $         --      $       98,778
                                                          ==============    ==============


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

Summarized results of operations for the disposed operations for the year ended December 31, 2002:

                                          Year ended
                                         December 31,
                                             2002
                                         ------------

     Net sales                           $     33,147
                                         ============
     Operating income (loss)             $    (14,430)
                                         ============
     Loss from discontinued operations   $    (14,430)
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 Safe Alternatives Corporation of America, Inc.

NOTE E - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the then issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation. The warrants, options and/or convertible securities outstanding at March 31, 2002 are considered anti-dilutive due to the Company's net operating loss position.


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

As of December 31, 2001, two note holders with notes totaling $50,000 notified the Company that they have written off the balances owed to them by the Company and therefore have discharged the Company from any further liability. As a result the Company recognized a $56,000 forgiveness of debt income as of December 31, 2001, which includes $6,000 of accrued interest.

During 2002, all but one (1) of the Holders of the foregoing Convertible Notes, totaling approximately $651,500, agreed to release all obligations under the Convertible Notes, including accrued interest of approximately $157,273, in exchange for the issuance of an aggregate of 21,303,264 shares of restricted, unregistered shares of the Company's common stock.

As of March 31, 2003, only one (1) Convertible Note was outstanding and the Company was in default on the outstanding amounts of approximately $25,000 in principal and approximately $7,591 in accrued interest.


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                                           March 31,   March 31,
                                                              2003        2002
                                                           ---------   ---------
     Federal:
       Current                                             $    --     $    --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------
     State:
       Current                                                  --          --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------
       Total                                               $    --     $    --
                                                           =========   =========

                 Safe Alternatives Corporation of America, Inc.

NOTE H - Income Taxes - Continued

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2003 and 2002, respectively, are as follows:

                                                   Three months    Three months
                                                      ended           ended
                                                     March 31,       March 31,
                                                       2003            2002
                                                   ------------    ------------
Statutory rate applied to
    income before income taxes                     $       (800)   $ (1,224,800)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                    --              --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                                    800       1,224,800
                                                   ------------    ------------

       Income tax expense                          $       --      $       --
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 3 - Controls and Procedures

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

     None

Item 2 - Changes in Securities

     None

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

     As of the date of this filing, the Company was in default on the outstanding amounts of approximately $25,000 in principal and approximately $7,591 in accrued interest.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

     99.1   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K
     -------------------

     None

--------------------------------------------------------------------------------


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.

Dated: May 9, 2003                                  /s/ Richard J. Fricke
       -----------                          ------------------------------------
                                                               Richard J. Fricke
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Safe Alternatives Corporation of America, Inc. (Registrant) on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Richard J. Fricke, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Quarterly Report on Form 10-QSB of Safe Alternatives Corporation of America, Inc. for the quarter ended March 31, 2003.

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

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard J. Fricke                                         Dated: May 9, 2003
-----------------------                                              -----------
Richard J. Fricke
Chief Executive and
Chief Financial Officer