Form 10QSB
period 2003-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2003-07-29
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended June 30, 2003

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


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

                                 (203) 438-4918
                           ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 24, 2003: 165,853,058

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                 Safe Alternatives Corporation of America, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         14

  Item 3   Controls and Procedures                                           16


Part II - Other Information

  Item 1   Legal Proceedings                                                 16

  Item 2   Changes in Securities                                             16

  Item 3   Defaults Upon Senior Securities                                   16

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 17

  Item 6   Exhibits and Reports on Form 8-K                                  17


Signatures                                                                   17


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002      18

                                                      PART I
Item 1 - Financial Statements

                 Safe Alternatives Corporation of America, Inc.
                                  Balance Sheet
                                  June 30, 2003

                                   (Unaudited)

                                                                  June 30, 2003
                                                                  -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                       $        --
                                                                  -------------
     Total current assets                                                  --
                                                                  -------------

TOTAL ASSETS                                                      $        --
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - trade                                       $       5,756
                                                                  -------------

     Total current liabilities                                            5,756
                                                                  -------------


Commitments and contingencies


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding                            8,113
   Additional paid-in capital                                        22,857,223
   Accumulated deficit                                              (22,873,251)
                                                                  -------------
                                                                         (7,915)
   Subscriptions issuable                                                 2,160
   Treasury stock - at cost (11,682 shares)                                  (1)
                                                                  -------------

     Total stockholders' equity (deficit)                                (5,756)
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        --
                                                                  =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                 Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)


                                                                 (Restated)                       (Restated)
                                                Six months       Six months     Three months     Three months
                                                  ended            ended            ended            ended
                                              June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                              -------------    -------------    -------------    -------------
Revenues - net                                $        --      $        --      $        --      $        --
Cost of Sales                                          --               --               --               --
                                              -------------    -------------    -------------    -------------

Gross Profit                                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Operating Expenses
   Selling, general and
     administrative expenses                          4,771           (1,601)           2,284           (1,601)
   Interest expense                                   3,162            8,702            2,787            2,065
   Compensation expense related to
     common stock issuances at less
     than "fair value"                                 --          4,016,723             --            413,824
   Depreciation and amortization                       --               --               --               --
                                              -------------    -------------    -------------    -------------
     Total operating expenses                         7,933        4,023,824            5,071          414,288
                                              -------------    -------------    -------------    -------------

Loss from continuing operations
   before provision for income taxes                 (7,933)      (4,023,824)          (5,071)        (414,288)

Income tax benefit (expense)                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Loss before discontinued operations                  (7,933)      (4,023,824)          (5,071)        (414,288)

Discontinued operations,
   net of income taxes
   Loss from discontinued operations,
     net of income taxes of $-0- and
     $-0-, respectively                                --            (14,430)            --            (21,555)
   Loss on disposition, net of income taxes
     of $-0- and $-0-, respectively                    --            (24,195)            --            (24,195)
                                              -------------    -------------    -------------    -------------
   Loss from discontinued operations                   --            (38,625)            --            (45,750)
                                              -------------    -------------    -------------    -------------

Net Loss                                             (7,933)      (4,062,449)          (5,071)        (460,038)

Other comprehensive income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Loss                            $      (7,933)   $  (4,062,449)   $      (5,071)   $    (460,038)
                                              =============    =============    =============    =============


                                  - Continued -

The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                 Safe Alternatives Corporation of America, Inc.
           Statements of Operations and Comprehensive Loss - Continued
                Six and Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                Six months       Six months     Three months     Three months
                                                  ended            ended            ended            ended
                                              June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                              -------------    -------------    -------------    -------------

Loss before discontinued operations           $      (7,933)   $  (4,023,824)   $      (5,071)   $    (414,288)

Loss from discontinued operations                      --            (38,625)            --            (45,750)
                                              -------------    -------------    -------------    -------------

Comprehensive Loss                            $      (7,933)   $  (4,062,449)   $      (5,071)   $    (460,038)
                                              =============    =============    =============    =============

Netloss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss -
   basic and fully diluted
     From continuing operations               $       (0.00)   $       (0.05)   $           0.00 $        0.00
     From discontinued operations                      0.00             0.00                0.00          0.00
                                              -------------    -------------    -------------    -------------
       Total                                  $       (0.00)   $       (0.05)   $           0.00 $        0.00
                                              =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding                  165,853,058       82,940,377      165,853,058       98,147,698
                                              =============    =============    =============    =============


















The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2003 and 2002

                                   (Unaudited)


                                                                                  (Restated)
                                                                  Six months      Six months
                                                                    ended           ended
                                                                June 30, 2003    June 30, 2002
                                                                -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                      $      (7,933)   $  (4,062,449)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                      --              3,791
       Compensation expense related to common
         stock issuances at less than "fair value"                       --          4,016,723
       (Increase) Decrease in
         Current assets of discontinued operations                       --              4,510
       Increase (Decrease) in
         Current liabilities of discontinued operations                  --             20,324
         Accounts payable - trade                                     (15,183)           7,203
         Accrued interest payable                                      (7,216)           8,701
                                                                -------------    -------------
Net cash used in operating activities                                 (30,332)          (1,197)
                                                                -------------    -------------

Cash Flows from Investing Activities                                     --               --
                                                                -------------    -------------

Cash Flows from Financing Activities

   Cash used to repay convertible debt                                (25,000)            --
   Cash contributed to support operations                              55,332             --
                                                                -------------    -------------
Net cash provided by financing activities                              30,332             --
                                                                -------------    -------------

Increase (Decrease) in Cash                                              --             (1,197)

Cash at beginning of period                                              --              1,197
                                                                -------------    -------------

Cash at end of period                                           $        --      $        --
                                                                =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                               $      10,378    $        --
                                                                =============    =============
     Income taxes paid for the period                           $        --      $        --
                                                                =============    =============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued for retirement of debt                 $        --      $     551,500
                                                                =============    =============
     Common stock issued in payment of accrued interest         $        --      $     129,792
                                                                =============    =============
     Common stock issued in payment of trade accounts payable   $        --      $      46,501
                                                                =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               6

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 Safe Alternatives Corporation of America, Inc.

NOTE E - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the then issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation. The warrants, options and/or convertible securities outstanding at June 30, 2002 are considered anti-dilutive due to the Company's net operating loss position.


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

During the quarter ended June 30, 2003, the Company exercised it's option to repurchase the remaining outstanding Convertible Note from the Noteholder with a cash payment aggregating approximately $35,389, which included $25,000 in principal, the stated 10% repurchase premium and all accrued, but unpaid, interest.


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the six months ended June 30, 2003 and 2002, respectively, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   June 30, 2003   June 30, 2002
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
                                                   =============   =============

                 Safe Alternatives Corporation of America, Inc.

NOTE H - Income Taxes - Continued

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving holders of more than 5.0% of the Company's issued and outstanding common stock as of the beginning of the previous tax year; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the six month periods ended June 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months       Six months
                                                                ended            ended
                                                            June 30, 2003    June 30, 2002
                                                            -------------    -------------
Statutory rate applied to
    income before income taxes                              $      (2,700)   $  (1,381,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           2,700        1,381,000
                                                            -------------    -------------

       Income tax expense                                   $        --      $        --
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

     None

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

                                  Safe Alternatives Corporation of America, Inc.

Dated: July 24, 2003                                /s/ Richard J. Fricke
       -------------                        ------------------------------------
                                                               Richard J. Fricke
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Safe Alternatives Corporation of America, Inc. (Registrant) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, Richard J. Fricke, Chief Executive and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Quarterly Report on Form 10-QSB of Safe Alternatives Corporation of America, Inc. for the quarter ended June 30, 2003.

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


/s/ Richard J. Fricke                                       Dated: July 24, 2003
---------------------                                              -------------
Richard J. Fricke
Chief Executive and
Chief Financial Officer