Form 10QSB
period 2003-09-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2003-10-27
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 17, 2003: 165,853,058

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                 Safe Alternatives Corporation of America, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

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


                                     PART I
Item 1 - Financial Statements

                 Safe Alternatives Corporation of America, Inc.
                                  Balance Sheet
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                      September 30,    September 30,
                                                           2003             2002
                                                      -------------    -------------
                                     ASSETS
Current Assets
   Cash on hand and in bank                           $        --      $        --
                                                      -------------    -------------
     Total current assets                                      --               --
                                                      -------------    -------------

TOTAL ASSETS                                          $        --      $        --
                                                      =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                           $       4,813    $      14,106
   Accrued interest payable                                    --              6,841
                                                      -------------    -------------

     Total current liabilities                                4,813           20,947
                                                      -------------    -------------


Commitments and contingencies


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding                8,113            8,113
   Additional paid-in capital                            22,860,925       22,786,941
   Accumulated deficit                                  (22,876,010)     (22,843,160)
                                                      -------------    -------------
                                                             (6,972)         (48,106)
   Subscriptions issuable                                     2,160            2,160
   Treasury stock - at cost (11,682 shares)                      (1)              (1)
                                                      -------------    -------------

     Total stockholders' equity (deficit)                    (4,813)         (45,947)
                                                      -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        --      $        --
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


                 Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                               Nine months      Nine months     Three months     Three months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                   2003             2002             2003             2002
                                              -------------    -------------    -------------    -------------

Revenues - net                                $        --      $        --      $        --      $        --
Cost of Sales                                          --               --               --               --
                                              -------------    -------------    -------------    -------------

Gross Profit                                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Operating Expenses
   Selling, general and
     administrative expenses                          9,530           (1,601)           2,759             --
   Interest expense                                   3,162           10,577             --              1,875
   Compensation expense related to
     common stock issuances at less
     than "fair value"                                 --          4,920,923             --            904,200
   Cost of converting outstanding
     warrant to common stock                           --                 80             --                 80
   Depreciation and amortization                       --               --               --               --
                                              -------------    -------------    -------------    -------------
     Total operating expenses                        12,692        4,929,979            2,759          906,155
                                              -------------    -------------    -------------    -------------

Loss from continuing operations
   before provision for income taxes                (12,692)      (4,929,979)          (2,759)        (906,155)

Income tax benefit (expense)                           --               --               --               --
                                              -------------    -------------    -------------    -------------

Loss before discontinued operations                 (12,692)      (4,929,979)          (2,759)        (906,155)

Discontinued operations,
   net of income taxes
   Forgiveness of trade accounts payable,
     net of income taxes of $-0- and $-0-,
     respectively                                      --              9,591             --               --
   Loss from discontinued operations,
     net of income taxes of $-0- and
     $-0-, respectively                                --            (14,430)            --               --
   Loss on disposition, net of income taxes
     of $-0- and $-0-, respectively                    --            (24,195)            --            (24,195)
                                              -------------    -------------    -------------    -------------
   Loss from discontinued operations                   --            (29,034)            --            (24,195)
                                              -------------    -------------    -------------    -------------

Net Loss                                            (12,692)      (4,959,013)          (2,759)        (930,350)

Other comprehensive income                             --               --               --               --
                                              -------------    -------------    -------------    -------------

Comprehensive Loss                            $     (12,692)   $  (4,959,013)   $      (2,759)   $    (930,350)
                                              =============    =============    =============    =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
    The accompanying notes are an integral part of thesefinancial statements.
                                                                               4

                                  - Continued -



                 Safe Alternatives Corporation of America, Inc.
           Statements of Operations and Comprehensive Loss - Continued
             Nine and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                               Nine months      Nine months     Three months     Three months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                   2003             2002             2003             2002
                                              -------------    -------------    -------------    -------------

Loss before discontinued operations           $     (12,692)   $  (4,929,979)   $      (2,759)   $    (906,155)

Loss from discontinued operations                      --            (29,034)            --            (24,195)
                                              -------------    -------------    -------------    -------------

Comprehensive Loss                            $     (12,692)   $  (4,959,013)   $      (2,759)   $    (930,350)
                                              =============    =============    =============    =============


Netloss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss -
   basic and fully diluted
     From continuing operations               $       (0.00)   $       (0.05)   $        0.00    $       (0.01)
     From discontinued operations                      0.00             0.00             0.00             0.00
                                              -------------    -------------    -------------    -------------
       Total                                  $       (0.00)   $       (0.05)   $        0.00    $       (0.01)
                                              =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding                  165,853,058      109,239,980      165,853,058      160,981,561
                                              =============    =============    =============    =============

















   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
    The accompanying notes are an integral part of thesefinancial statements.
                                                                               5


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                                 Nine months      Nine months
                                                                    ended            ended
                                                                September 30,    September 30,
                                                                     2003             2002
                                                                -------------    -------------
Cash Flows from Operating Activities
   Net loss for the period                                      $     (10,692)   $  (4,959,013)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                      --              3,791
       Compensation expense related to common
         stock issuances at less than "fair value"                       --          4,920,923
       Cost of converting outstanding warrant to common stock            --                 80
       Loss on disposition of discontinued operations                    --             24,195
       Forgiveness of trade accounts payable                           (7,000)          (9,591)
       (Increase) Decrease in
         Current assets of discontinued operations                       --                638
       Increase (Decrease) in
         Current liabilities of discontinued operations                  --              7,203
         Accounts payable - trade                                      (9,126)            --
         Accrued interest payable                                      (7,216)          10,577
                                                                -------------    -------------
Net cash used in operating activities                                 (34,034)          (1,197)
                                                                -------------    -------------

Cash Flows from Investing Activities                                     --               --
                                                                -------------    -------------

Cash Flows from Financing Activities
   Cash used to repay convertible debt                                (25,000)            --
   Cash contributed to support operations                              59,034             --
                                                                -------------    -------------
Net cash provided by financing activities                              34,034             --
                                                                -------------    -------------

Increase (Decrease) in Cash                                              --             (1,197)

Cash at beginning of period                                              --              1,197
                                                                -------------    -------------

Cash at end of period                                           $        --      $        --
                                                                =============    =============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                               $      10,378    $        --
                                                                =============    =============
     Income taxes paid for the period                           $        --      $        --
                                                                =============    =============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued for retirement of debt                 $        --      $     551,500
                                                                =============    =============
     Common stock issued in payment of accrued interest         $        --      $     129,792
                                                                =============    =============
     Common stock issued in payment of trade accounts payable   $        --      $      46,501
                                                                =============    =============





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
    The accompanying notes are an integral part of thesefinancial statements.
                                                                               6

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 Safe Alternatives Corporation of America, Inc.

NOTE E - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of any change in control involving 50 percentage points or more of the then issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation. The warrants, options and/or convertible securities outstanding at September 30, 2002 are considered anti-dilutive due to the Company's net operating loss position.


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

                 Safe Alternatives Corporation of America, Inc.

NOTE G - Convertible Notes Payable - Continued

The Notes are convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the U. S. Securities and Exchange Commission (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company has the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a registration statement with the SEC not later than September 3, 1998, and use its best efforts to have the registration statement declared effective not later than July 3, 1998. The Company has made no payments on these notes; has not repurchased these Notes, and is in default with regard to its registration obligation

AWC received a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of Common Stock at an exercise price of $0.30 per share, expiring September 28, 2003. On September 30, 2002, the Company and AWC reached a settlement agreement whereby AWC agreed to cancel the outstanding warrant in exchange for 800,000 shares of restricted, unregistered shares of the Company's common stock.

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


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the nine months ended September 30, 2003 and 2002, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $        --     $        --
                                                   =============   =============

                 Safe Alternatives Corporation of America, Inc.

NOTE H - Income Taxes - Continued

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $9,242,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control involving holders of more than 5.0% of the Company's issued and outstanding common stock as of the beginning of the previous tax year; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the nine month periods ended September 30, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                 2003             2002
                                                            -------------    -------------
Statutory rate applied to
    income before income taxes                              $      (3,600)   $  (1,686,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                              --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward           3,600        1,686,000
                                                            -------------    -------------

       Income tax expense                                   $        --      $        --
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

Effective September 30, 2002, the Company issued 800,000 shares of restricted, unregistered common stock in exchange for the retirement of an outstanding warrant to purchase up to 400,000 shares of the Company's common stock at a price of $0.30 per share, expiring September 28, 2003. This transaction was valued at approximately $80, which approximates the "fair value" of the Company's common stock on the date of the transaction.

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

(2)  Results of Operations, Liquidity and Capital Resources

On September 17, 2002, the Board of Directors of the Company agreed to sell, as of September 30, 2002, of all of Safe Alternatives Corporation of America, Inc.'s (SACA) assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold SACA harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to SACA as of June 30, 2002 as a result of, or is in any way related to any of SACA's obligations to its creditors and all adverse judgments entered against SACA except any obligations to the following: (A) Continental Stock Transfer and Trust Company, SACA's transfer agent; (B) Green Holman, Frenia & Company, L.L.P., SACA's former auditors; (C) Arab Commerce Bank, a holder of a SACA 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume SACA's liabilities and to indemnify and hold SACA harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002.

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

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K
     -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Safe Alternatives Corporation of America, Inc.

Dated: October 17, 2003                             /s/ Richard J. Fricke
       ----------------                     ------------------------------------
                                                               Richard J. Fricke
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director