Form 10KSB
period 2003-12-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2004-05-19
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                        Commission File Number: 000-21627

                 Safe Alternatives Corporation of America, Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                               06-1413994
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)
                         2614 Main St., Dallas, TX 75226
                         -------------------------------
                    (Address of principal executive offices)

                                 (214) 670-0005
                                 --------------
                           (Issuer's telephone number)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2003 was approximately $1,744,641. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2003, there were 165,853,058 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                 Safe Alternatives Corporation of America, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                            3
Item 2   Description of Property                                           11
Item 3   Legal Proceedings                                                 11
Item 4   Submission of Matters to a Vote of Security Holders               11

Part II

Item 5   Market for Company's Common Stock, Related Stockholders
           Matters and Small Business Issuer Purchases of Equity
           Securities                                                      12
Item 6   Management's Discussion and Analysis or Plan of Operation         15
Item 7   Financial Statements                                             F-1
Item 8   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures
Item 8A     Controls and Procedures

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act              19
Item 10    Executive Compensation                                          19
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                               22
Item 12    Certain Relationships and Related Transactions                  23
Item 13    Exhibits and Reports on 8-K                                     26
Item 14    Principal Accountant Fees and Services

Signatures                                                                 27

Certifications pursuant to Sarbanes-Oxley Act of 2002                      29

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

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

The Company intends to locate and combine with an existing, privately-held company which, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination any be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. Private companies wishing to become publicly trading may wish to merge or other combine whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common shares of the Company from its major shareholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

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

There can be no assurance that the Company will identify or consummate any such merger or other combination. On May 14, 2004, Company had entered into a conditional Letter of Intent with Mortgage Assistance Corporation concerning a prospective business combination. No assurance can be given that this or any other business combination, which might occur, will be on terms that are favorable to the Company or its current stockholders or that the Company will be able to profitably manage the business, product, technology or company it acquires.

Investigation and Selection of Business Opportunity
---------------------------------------------------

The Company's search has been directed toward small sized enterprises that have a desire to become public corporations. The Company anticipates that the business opportunities presented to it will (A) either be in the process of formation, or be recently organized with limited operating history or a history of loses attributable to under-capitalization or other factors; (B) experiencing financial or operating difficulties; (C) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (D) or other similar characteristics. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

No one factor described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

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

The Company may meet with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Form of Business Opportunity
----------------------------

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by the Company to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger, consolidation, other combination or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued to total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. The issuance of these shares has diluted of other shareholder's interest in the Company.

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

Competition
-----------

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business opportunities either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by another company within the business opportunity.

Employees
---------

As of December 31, 2003, and subsequent thereto, the Company had no paid employees. None of the Company's employees have been represented by a labor organization. Due to the lack of ongoing business operations, the Company's two
(2) officers spend up to approximately 4 hours each per month managing the Company's affairs.

The Company expects to use consultants, attorneys and accountants, as necessary, and does not anticipate a need to engage any other full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to participate in specific business opportunities.

Risk Factors
------------

Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. (See Executive Compensation, Conflicts of Interest.)

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

Need for Additional Financing. The Company has no funds, and we may not be able to take advantage of any available business opportunity. Even if the Company's future available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business transaction, such funds are expected to be provided by the principal shareholder(s). The Company has not, however, investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available for any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability. There is no assurance that the Company will be able to participate in a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

No Binding Agreement with Specific Business and Highly Risky. As of December 31, 2003, the Company had not entered into any formal written agreement with a specific company with regard to a particular business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of engaging in a particular business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, shareholders can expect any potential business opportunity to be quite risky. On May 14, 2004, we entered into a Letter of Intent with Mortgage Assistance Corporation. This is a contingent transaction which is not binding on the parties until a definitive acquisition agreement is executed.

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

Need for Audited Financial Statements. The Company will require audited financial statements from any business opportunity. Because the Company will be subject to the reporting provisions the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business. In addition, the lack of audited financial statements would prevent the securities of the Company from continued eligibility for listing NASD Electronic Bulletin Board. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, business opportunity prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements will not be considered by the Company to be appropriate for a merger or other combination.

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

Lack of Continuity in Management. The Company does not have a current employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with engaging in a business opportunity, it is likely the Company's officers and directors of the Company may resign. A decision to resign may be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company. On March 5, 2004, Messrs. Fricke and Parisi resigned appointing Dale Hensel as successor director and president.

Indemnification of Officers and Directors. The Company's By-Laws provide for the indemnification, to the full extent allowed by Florida law, of its directors, Officers, employees and agents who are or were a party, or are threatened to be made a party to any threatened, pending or completed legal action, suit or proceeding by reason of the fact that he or she is or was serving a director, officer, employee or agent of the Company or is or was serving in such capacity at another entity at the Company's request. The extent, amount and eligibility for such indemnification are determined by a majority vote of a quorum of disinterested directors, or by a majority vote of a quorum of disinterested shareholders. (See Item 10-Executive Compensation)

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, the may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Leveraged Transactions. There is a possibility that any business opportunity engaged in by the Company may be leveraged, i.e. the Company may finance the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to engage in the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

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


Item 2 - Properties

The Company does not own any real property. During 2003, we maintained corporate offices at 440 Main Street, Ridgefield Connecticut 06877, which was then, the law office of the Company's President, Richard J. Fricke.

Item 3 - Legal Proceedings

Proceedings Settled in 2003

Matter No. 1:
-------------
In October 2000, Seaco Insurance  Company filed an action entitled
Seaco Insurance Company v. Safe Alternatives of America, Inc. (Vermont Orleans County Court Docket No. 274-10-000SCV) alleging non-payment of insurance premiums. Default judgment was entered against the Company on November 21, 2000 in the total amount of $10,792.36. Interest accrued on this judgment at a rate of 12% per annum and was in the amount of approximately $1,295 as of June 30, 2002. EAI assumed the liability and agreed to indemnify the Company against paying this judgment as of June 30, 2002. This matter was settled on June 30, 2003.

Matter No. 2:
-------------
The State of Vermont claims that the Company owes an estimated $6,372.66 in Sales and Use taxes and in Withholding taxes. The Company claims that the payment of any such taxes that may be due are the responsibility of EAI as a component of the June 30, 2002 asset acquisition and assumption of liabilities. This matter was settled on December 3, 2003.

Other than set forth herein and to our best knowledge, there are no legal actions pending against the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2003.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price of Common Stock:
-----------------------------

There has not been an active market for the Company's securities. The Company's Common Stock was quoted on the NASD Over the Counter Bulletin Board.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2002 and 2003 are listed below. The information was obtained from the NASD OTC Electronic Bulletin Board (www.otcbb.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions.

                                          2003                     2002
                                     -------------            --------------
                                   Low         High          Low           High
                                 -------      ------       -------        ------

         First Quarter           $0.001        $0.001      $0.002         $0.009
         Second Quarter          $0.001       $0.0045      $0.004         $0.006
          Third Quarter          $0.001        $0.001      $0.0001        $0.005
         Fourth Quarter          $0.001       $0.0013      $0.0001        $0.002

The Company had approximately 1,334 holders of record of its Common Stock as of December 31, 2003.

The Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place South, 8th Floor, New York, NY 10004, and their telephone number is (212) 845-3245.

Dividend Policy
---------------

The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities      None
---------------------------------------

Small Business Issuer Purchases of Equity Securities: None
-----------------------------------------------------

Item 6 - Management's Discussion and Analysis or Plan of Operation

General

The Company had no business operations during 2003.

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

Results of Operations for the Fiscal Years Ended December 31, 2003 and 2002

During the first half of 2002, the Company continued to attempt to manufacture, assemble and market the following products:

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

These efforts proved to be unsuccessful and the Company sold its assets to EAI in exchange for the assumption and indemnification of the Company's liabilities, with certain exceptions. Therefore, as of June 30, 2002, the Company ceased operations.

Liquidity and Capital Resources

The Company never generated sufficient revenues to finance its operations and has been able to remain in business solely as a result of raising capital. At December 31, 2003, the Company had current assets of $-0- and current liabilities of $1,927. At December 31, 2002, the Company had current assets of $-0- and current liabilities of $28,155. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing.

As of December 31, 2003 and 2002, respectively, the Company did not have the financial resources to operate its business, continue research and development or market its products.

It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders. There can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

The Company may seek to compensate providers of services by issuances of stock in lieu of cash.

Plan of Business

General
-------

Dale Hensel joined the Company on March 19, 2004 for the purpose of structuring a business combination with a company whose principal business operation includes the purchase of non-performing real estate secured promissory notes and real property investment.

Subject  to  majority  shareholder  approval,  the  Company  plans  to take  the following action: (1) implement a reverse stock split of the issued and outstanding common stock on a One for Two Hundred basis and then acquire all of the issued and outstanding common stock of Mortgage Assistance Corporation, a Texas corporation (MAC). Mr. Hensel is a shareholder of MAC. The acquisition would be structured as a share exchange with the MAC shareholders. Upon completion of the business combination, MAC will be a wholly owned subsidiary. The business combination will require a reorganization of the Company, including, but not limited to a corporate name change and a reverse split of issued and outstanding capital stock prior to the completion business combination with MAC. We anticipate that the capital stock will be reverse split on a One for Two Hundred Fifty (1:250) basis. The Company's majority shareholder must consent to the action. We will prepare an Information Statement on Schedule 14C disclosing the proposed corporate actions. This Information Statement will be mailed to our shareholders. We will not seek proxies from our shareholders since we will have sufficient shares to carry the corporate action. This transaction is not binding on either the Company or MAC until definitive business combination agreement are executed following majority shareholder approval and consent.

The Company needs to obtain funds from outside sources in order to pay for the expenses that will be associated with the proposed business combination. It will need to rely on its current officer and director for this funding. There are no financial commitments obligating Mr. Hensel to finance the Company.

Item 7 - Financial Statements

The required financial statements begin at Page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A - Controls and Procedures

         Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we believe that the former management carried out an evaluation, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Securities Exchange Act of 1934

With the exception of Dale J. Hensel, the Company's Officers and Directors during 2003 were as follows:

         Name                      Age          Position Held and Tenure
         ----                      ---          ------------------------

         Richard J. Fricke         59                  President,
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                       and Director

         Dominic G. Parisi         73            Secretary and Director

         Dale J. Hensel (1)        34              Director, President

(1) Richard Fricke and Dominic Parisi resigned March 5, 2004 and nominated Dale Hensel as sole director and president of the company. Mr. Hensel consented to the nomination on March 19, 2004. Mr. Hensel will serve until the next annual meeting of the Company's stockholders or until his successor is duly elected and has been qualified or has been appointed by the board to fill vacancies. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There are no family relationships between the Company's directors or its officers.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as no hours per month, or more than forty hour per month, but more than likely encompass less than ten hours per month.

Biographical Information
------------------------

Dale J. Hensel was nominated to serve as sole Director and President by the former board of directors on March 5, 2004. Richard Fricke and Dominic Parisi resigned their director and officer positions March 5, 2004 and Mr. Hensel consented to the nomination on March 19, 2004. In 1999, Mr. Hensel was self employed as a real estate investor of multi-family residential property. In May of 1999, he became President and of Meadow Wind, LLC, the co-owner of a 400 unit apartment complex in Dallas, Texas. In February 2000, he sold his interest in Meadow Wind, LLC and was appointed President and member of the board of directors of Remington-Hall Capital Corporation, a financially troubled publicly traded corporation. His principal role was to implement corporate clean-up and reorganization efforts. In October 2000, he resigned his positions with Remington-Hall. In February 2001, he formed H&L International Investments, Inc. The company's principal business operations involved the acquisition, rehabilitation and sale of distressed single family properties in the Dallas area. In October 2001, he was asked once again to act as president of Remington-Hall and he consented. In September 2002, he once again resigned and the company subsequently filed for bankruptcy protection. In February of 2002, he and others formed Note, Inc. Its principal corporate business was the purchase of non-performing real estate secured promissory notes. He left the company in April 2003. In April 2003, he formed Mortgage Assistance Corporation, a company devoted to the development of purchase of non-performing real estate secured promissory notes and real property investment.

Mr. Richard J. Fricke served as President and Chief Executive Officer, except for a short period as set forth below, of the Company since January 1998. He is also a Director of the Company. He has been a practicing general practice attorney in the State of Connecticut since 1970 and was admitted to the bar the same year. From 1970-73, he worked with the law firm of Gregory & Adams, in Wilton, Connecticut. From 1973 to 1990, he was a partner in the Law Firm of Crehan & Fricke, in Ridgefield, Connecticut. Mr. Fricke filed for protection under Chapter 7 of the federal bankruptcy laws in 1996. In addition to private practice, Mr. Fricke was Town Counsel for the town of Ridgefield, Connecticut. From 1973-81, he served as Director of Village Bank & Trust Company and for the Ridgefield Community Center and the Ridgefield Montessori School. Mr. Fricke received his undergraduate and law degrees from Cornell University in 1967 and 1970, respectively. Mr. Fricke's biographies can be found in Marquis Who's Who in America, Who's Who in the World, Who's Who in Business and Finance, and Who's Who in the East.

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

Compliance With Section 16(a) Of The Exchange Act
-------------------------------------------------

Compliance with Section 16(a) of the Securities Exchange Act of 1934Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The Company has not been provided with copies of any forms by officers, directors or 10% shareholders and assumes that the forms were not filed.

CODE OF ETHICAL CONDUCT.

         On May 14, 2004, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange omission and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations,

o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

o        Accountability for adherence to the Code.

Item 10- Executive Compensation

As of December 31, 2003, and subsequent thereto, the Company's officers receive no compensation. Due to the lack of ongoing business operations, the Company's two (2) officers spend up to approximately 4 hours each per month managing the Company's affairs.

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

Conflicts of Interest
---------------------

Mr. Hensel, as the Company's sole officer and director has a conflict of interest relating to the proposed business combination transaction with MAC because he is an officer, director and shareholder of MAC. As a result of this conflict of interest, we will seek the approval and consent of the proposed business combination transaction from our majority shareholders as required by Florida Statutes 607.0832.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table shows, with the exception of Dale Hensel, as of December 31, 2003, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2003 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group.

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

                                                                  % of Class
     Name and address                Number of Shares         Beneficially Owned
     ----------------                ----------------         ------------------

Richard J. Fricke (1) (2) (4)(5)        32,766,988                  19.75%
25 Buckingham Ridge Road
Wilton, CT 06897

Dominic G. Parisi (2)(5)                 8,468,804                  5.10%
701 Kettner Blvd #75
San Diego, CA

Loper & Seymour, P.A. (3)(6)            84,720,733                  51.08%
Escrow Account
24 East 4th Street
St. Paul, MN 55101

Dale J. Hensel(6)                           -0-                      -0-

All Directors and Officers
     as a Group                         41,235,792                  24.85%

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

     Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 82,080 shares held by the Fricke Family Trust; (b) 636,800 shares held by Mr. Frickes former spouse; (c) 82,080 shares held by his father; (d) 15,303 shares that he holds as Trustee; and (e) 82,080 held by his grown children.

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

(5) Fricke and Parisi resigned their officer and director positions effective March 5, 2004, nominating Dale Hensel to fill the vacant director and president positions. Hensel consented to the nomination on March 19, 2004.

(6)  Dale Hensel became the sole company director on March 19, 2004.


Item 12 - Certain Relationships and Related Transactions

On May 14, 2004, Dale Hensel executed a Letter of Intent providing for the contingent business combination of the Company with MAC, a company in which he is a shareholder. This Letter of Intent is a non-binding agreement, subject to a number of actions before it can become binding on the Company. See Plan of Business-General.

In 1999, the Company authorized compensation and incentive pay to Robert Percheski consisting of 25,000 shares of restricted Common Stock plus options to purchase 234,000 shares of restricted Common Stock exercisable for a period of 5 years at a price of $.01 per share. In June 2003, the Company settled all claims held by Mr. Percheski against the company, including the waiver of all rights under the stock options that he has or claimed to have by the issuance of 412,000 shares of restricted common stock and the payment $1,200.

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

Item 13 - Exhibits and Reports on Form 8-K

Exhibits
--------

2.1* Asset Purchase Agreement and Plan of Reorganization between the Company and SAC Delaware dated August 21, 1995
3.1*     Certificate of Incorporation of the Company
3.2*     By-Laws of the Company
3.3** Amendment to Articles on Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.
4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company
10*** Agreement by and between Environmental Alternatives, Inc., a Vermont corporation, including its successors and assigns and the Company transferring all assets of the Company in exchange for the assumption of all liabilities, exclusive of certain defined liabilities retained by the Company, as of June 30,2002.
20.1     Code of Ethical Conduct
31.0 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
32.0 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.



* Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996.
** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001.
***      Incorporated  by reference from the Company's Form 8-K dated October 2,
         2002.


Reports on Form 8-K.

No reports were filed during the fourth quarter of 2003.

Item 14 - Principal Accounting Fees and Services

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, C.P.A. of Dallas, Texas

                                                    Year End         Year End
                                                    12-31-03         12-31-02

         (1)      Audit Fees                         $5,365           $3,245
         (2)      Audit-related Fees                    -0-             -0-
         (3)      Tax Fees                           $  500             -0-
         (4)      All other fees                        -0-             -0-

         Total Fees                                  $5,865           $3,245

         The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

         The Company's principal accountant, S. W. Hatfield, C.P.A. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.

Date: May 18, 2004                By: /s/ Dale Hensel
                                     -------------------------------------------
                                     Dale Hensel
                                     President, Chief Executive Officer,
                                     Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 18, 2004                By: /s/ Dale Hensel
                                     -------------------------------------------
                                     Dale Hensel
                                     President, Chief Executive Officer,
                                     Chief Financial Officer and Director

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements
   Balance Sheets
     as of December 31, 2003 and 2002                                        F-3

   Statement of Operations and Comprehensive Loss
     for the years ended December 31, 2003 and 2002                          F-4

   Statement of Changes in Stockholders' Equity
     for the years ended December 31, 2003 and 2002                          F-5

   Statement of Cash Flows
     for the years ended December 31, 2003 and 2002                          F-6

   Notes to Financial Statements                                             F-7

                        Letterhead of S. W. Hatfield, CPA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have audited the accompanying balance sheets of Safe Alternatives Corporation of America, Inc. (a Florida corporation) as of December 31, 2003 and 2002 and the related statement of operations and comprehensive loss, changes in stockholders' deficit and cash flows for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Alternatives Corporation of America, Inc. as of December 31, 2003 and 2002 and results of its operations and cash flows for each of the years ended December 31, 2003 and 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                         /s/ S. W. Hatfield, CPA
                                                        ------------------------
                                                         S. W. HATFIELD, CPA
Dallas, Texas
May 19, 2004


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                                 BALANCE SHEETS
                           December 31, 2003 and 2002


                                                                  December 31,    December 31,
                                                                      2003            2002
                                                                  ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                       $       --      $       --
                                                                  ------------    ------------
     Total current assets                                                 --              --
                                                                  ------------    ------------

TOTAL ASSETS                                                      $       --      $       --
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Accounts payable - trade                                       $      1,927    $     20,939
   Accrued interest payable                                               --             7,216
                                                                  ------------    ------------

     Total current liabilities                                           1,927          28,155
                                                                  ------------    ------------


Commitments and contingencies


Convertible notes payable                                                 --            25,000
                                                                  ------------    ------------


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding;
     81,132,325 fully paid and accessible, respectively                  8,113           8,113
   Additional paid-in capital                                       22,872,575      22,801,891
   Accumulated deficit                                             (22,884,774)    (22,865,318)
                                                                  ------------    ------------
                                                                        (4,086)        (55,314)
   Subscriptions issuable                                                2,160           2,160
   Treasury stock - at cost (11,682 shares)                                 (1)             (1)
                                                                  ------------    ------------

     Total stockholders' equity (deficit)                               (1,927)        (53,155)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       --      $       --
                                                                  ============    ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-3


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2003 and 2002


                                                                                 Year ended       Year ended
                                                                                December 31,     December 31,
                                                                                     2003             2002
                                                                                -------------    -------------
Revenues - net                                                                  $        --      $        --
   Cost of Sales                                                                         --               --
                                                                                -------------    -------------
Gross Profit                                                                             --               --
                                                                                -------------    -------------

Operating Expenses
   Selling, general and administrative expenses                                        18,294           20,183
   Interest expense                                                                     3,162           10,952
   Compensation expense related to common stock issuances
     at less than "fair value"                                                           --          4,920,923
   Cost of converting outstanding warrant to common stock                                --                 80
   Depreciation and amortization                                                         --               --
                                                                                -------------    -------------
     Total operating expenses                                                          21,456        4,952,138
                                                                                -------------    -------------

Loss from Operations                                                                  (21,456)      (4,952,138)

Other income (expense)
   Settlement of judgment                                                              (5,000)            --
                                                                                -------------    -------------
Income (Loss) before provision for income taxes                                       (26,456)      (4,952,138)

Income tax benefit (expense)                                                             --               --
                                                                                -------------    -------------
Loss before discontinued operations                                                   (26,456)      (4,952,138)

Discontinued operations, net of income taxes
   Loss from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively                                  --            (14,430)
   Forgiveness of trade accounts payable,
     net of income taxes of $-0- and $-0-, respectively                                 7,000            9,591
   Loss on disposition, net of income taxes of $-0- and $-0-, respectively               --            (24,195)
                                                                                -------------    -------------
   Income (Loss) from discontinued operations                                           7,000         (281,545)
                                                                                -------------    -------------

Net Loss                                                                              (19,456)      (4,981,172)
Other comprehensive income                                                               --               --
                                                                                -------------    -------------

Comprehensive Loss                                                              $     (19,456)   $  (4,962,669)
                                                                                =============    =============

Netloss per weighted-average share of common stock outstanding, calculated on Net Loss - basic and fully diluted
     From continuing operations                                                 $       (0.00)   $       (0.04)
     From discontinued operations                                                        0.00             0.00
                                                                                -------------    -------------
       Total                                                                    $       (0.00)   $       (0.04)
                                                                                =============    =============
Weighted-average number of shares
   of common stock outstanding                                                    163,853,058      123,509,578
                                                                                =============    =============


The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 2002 and 2001


                                           Common Stock                           Additional
                                    ---------------------------     paid-in      Accumulated
                                       Shares         Amount        capital        deficit
                                    ------------   ------------   ------------   ------------
Balances at
   January 1, 2002                    58,580,960   $      5,858   $ 17,012,919   $(17,884,146)

Issuance of common stock for
   Conversion of debentures
     and accrued interest             21,303,264          2,130      5,325,969           --
   Settlement of accounts payable        448,101             45        448,053           --
   Cancellation of warrant               800,000             80           --             --
   Prospective acquisition            84,720,733           --             --             --

Capital contributed to
   support operations                       --             --           14,950           --

Net loss for the year                       --             --             --       (4,981,172)
                                    ------------   ------------   ------------   ------------

Balances at
   December 31, 2002                 165,853,058          8,113     22,801,891    (22,865,318)

Advances from affiliates
   contributed as additional
   paid-in capital                          --             --           70,684           --

Net loss for the year                       --             --             --          (19,456)
                                    ------------   ------------   ------------   ------------

Balances at
   December 31, 2003                 165,853,058   $      8,113   $ 22,872,575   $(22,883,574)
                                    ============   ============   ============   ============


                                                         Treasury Stock
                                    Subscription   ----------------------------
                                      issuable        Shares          Amount          Total
                                    ------------   ------------    ------------    ------------
Balances at
   January 1, 2002                  $      2,160   $    (11,682)   $         (1)   $   (863,210)

Issuance of common stock for
   Conversion of debentures
     and accrued interest                   --             --              --         5,328,099
   Settlement of accounts payable           --             --              --           448,098
   Cancellation of warrant                  --             --              --                80
   Prospective acquisition                  --             --              --              --

Capital contributed to
   support operations                       --             --              --            14,950

Net loss for the year                       --             --              --        (4,981,172)
                                    ------------   ------------    ------------    ------------

Balances at
   December 31, 2002                       2,160        (11,682)             (1)        (53,155)

Advances from affiliates
   contributed as additional
   paid-in capital                          --             --              --            70,684

Net loss for the year                       --             --              --           (19,456)
                                    ------------   ------------    ------------    ------------

Balances at
   December 31, 2003                $      2,160        (11,682)   $         (1)   $     (1,927)
                                    ============   ============    ============    ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002


                                                                 Year ended      Year ended
                                                                December 31,    December 31,
                                                                    2003            2002
                                                                ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                                      $    (19,456)   $ (4,981,172)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                                     --             3,791
       Compensation expense related to common
         stock issuances at less than "fair value"                      --         4,920,923
       Cost of converting outstanding warrant to common stock           --                80
       Loss on disposition of discontinued operations                   --            24,195
       Forgiveness of trade accounts payable                          (7,000)         (9,591)
       (Increase) Decrease in
         Current assets of discontinued operations                      --               639
       Increase (Decrease) in
         Current liabilities of discontinued operations                 --            (6,903)
         Accounts payable - trade                                    (12,012)         20,939
         Accrued interest payable                                     (7,216)         10,952
                                                                ------------    ------------
Net cash used in operating activities                                (45,684)        (16,147)
                                                                ------------    ------------

Cash Flows from Investing Activities                                    --              --
                                                                ------------    ------------

Cash Flows from Financing Activities
   Cash paid to retire convertible debenture                         (25,000)           --
   Cash contributed to support operations                             70,684          14,950
                                                                ------------    ------------
Net cash provided by financing activities                             45,684          14,950
                                                                ------------    ------------

Increase (Decrease) in Cash                                             --            (1,197)

Cash at beginning of period                                             --             1,197
                                                                ------------    ------------

Cash at end of period                                           $       --      $       --
                                                                ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                               $     10,378    $       --
                                                                ============    ============
     Income taxes paid for the period                           $       --      $       --
                                                                ============    ============

Supplemental Disclosure of Non-cash
   investing and financing activities
     Common stock issued in payment of accounts payable         $       --      $     46,501
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

Accordingly, as of July 1, 2002, the Company has no assets or operations and intends to seek a suitable business combination transaction through either a purchase or merger. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Additionally, as a result of our having no assets, several liabilities and no operations, our auditors have issued an audit opinion on our accompanying financial statements which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Summarized results of operations for the disposed operations for the year ended December 31, 2002 is as follows:

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE E - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the years ended December 31, 2003 and 2002, respectively, are as follows:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.

NOTE H - Income Taxes - Continued

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 2003 and 2002, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
Statutory rate applied to
    income before income taxes                     $     (6,600)   $ (1,694,000)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                                    --              --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                                  6,600       1,694,000
                                                   ------------    ------------

       Income tax expense                          $       --      $       --
                                                   ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                   December 31,    December 31,
                                                       2003            2002
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $  3,236,200    $  3,230,000
       Less valuation allowance                      (3,236,200)     (3,230,000)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During the years ended December 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset did not significantly change.


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


NOTE K - Advances from Affiliates

During  2003,   an  affiliate  of  the  Company  made   unsecured   advances  of
approximately $70,700 to support operations and provide working capital. At December 31, 2003, the affiliate contributed these advances as additional paid-in capital.