Form 10QSB
period 2004-03-31
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2004-05-24
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended March 31, 2004

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 000-21627
                                                ---------

                 Safe Alternatives Corporation of America, Inc.
        (Exact name of small business issuer as specified in its charter)

        Florida                                                06-1413994
(State of incorporation)                                (IRS Employer ID Number)
                        2614 Main Street, Dallas TX 75226
                    (Address of principal executive offices)

                                 (214) 670-0005
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 24, 2004: 165,853,058

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                 Safe Alternatives Corporation of America, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Controls and Procedures                                           13


Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  14


Signatures                                                                   14

                                     PART I
Item 1 - Financial Statements

                 Safe Alternatives Corporation of America, Inc.
                                  Balance Sheet
                             March 31, 2004 and 2003

                                   (Unaudited)

                                                     March 31,       March 31,
                                                       2004            2003
                                                   ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                        $       --      $       --
                                                   ------------    ------------
     Total current assets                                  --              --
                                                   ------------    ------------

TOTAL ASSETS                                       $       --      $       --
                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                        $        806    $     18,560
   Advances from affiliate                                2,659            --
   Accrued interest payable                                --             7,591
                                                   ------------    ------------

     Total current liabilities                            3,465          26,151
                                                   ------------    ------------


Commitments and contingencies


Convertible notes payable                                  --            25,000
                                                   ------------    ------------


Stockholders' Equity (Deficit)
   Common stock - $0.0001 par value
     175,000,000 shares authorized
     165,853,058 shares issued and outstanding           16,585           8,113
   Additional paid-in capital                        23,711,311      22,806,382
   Accumulated deficit                              (23,733,520)    (22,867,805)
                                                   ------------    ------------
                                                         (5,624)        (53,310)
   Subscriptions issuable                                 2,160           2,160
   Treasury stock - at cost (11,682 shares)                  (1)             (1)
                                                   ------------    ------------

     Total stockholders' equity (deficit)                (3,465)        (51,151)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       --      $       --
                                                   ============    ============












         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3


                 Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                       Three months     Three months
                                                          ended            ended
                                                        March 31,        March 31,
                                                           2004             2003
                                                      -------------    -------------

Revenuest                                             $        --      $        --
                                                      -------------    -------------

Operating expenses
   General and administrative expenses                       10,010            2,487
   Interest expense                                            --                375
   Compensation expense related to
     common stock issuances at less
     than "fair value"                                      838,736             --
   Depreciation and amortization                               --               --
                                                      -------------    -------------
     Total operating expenses                               848,746            2,487
                                                      -------------    -------------

Loss before provision for income taxes                     (848,746)          (2,487)

Income tax benefit (expense)                                   --               --
                                                      -------------    -------------

Net Loss                                                   (848,746)          (2,487)

Other comprehensive income                                     --               --
                                                      -------------    -------------

Comprehensive Loss                                    $    (848,746)   $      (2,487)
                                                      =============    =============
Net loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss - basic and fully diluted   $       (0.01)             nil
                                                      =============    =============

Weighted-average number of shares
   of common stock outstanding                          165,853,058      165,853,058
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


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003

                                   (Unaudited)

                                                      Three months    Three months
                                                          ended           ended
                                                        March 31,       March 31,
                                                          2004            2003
                                                      ------------    ------------
Cash Flows from Operating Activities
   Net loss for the period                            $   (848,746)   $     (2,487)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Depreciation                                           --              --
       Professional fees paid with common stock              8,472            --
       Compensation expense related to common
         stock issuances at less than "fair value"         838,736            --
       Increase (Decrease) in
         Accounts payable - trade                           (1,121)         (2,379)
                                                      ------------    ------------
Net cash used in operating activities                       (2,659)         (4,491)
                                                      ------------    ------------

Cash Flows from Investing Activities                          --              --
                                                      ------------    ------------

Cash Flows from Financing Activities
   Cash advanced by affiliate to support operations          2,659            --
   Cash contributed to support operations                     --             4,491
                                                      ------------    ------------
Net cash provided by financing activities                    2,659           4,491
                                                      ------------    ------------

Increase (Decrease) in Cash                                   --              --

Cash at beginning of period                                   --              --
                                                      ------------    ------------

Cash at end of period                                 $       --      $       --
                                                      ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                     $       --      $       --
                                                      ============    ============
     Income taxes paid for the period                 $       --      $       --
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

On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, of all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following: (A) Continental Stock Transfer and Trust Company, the Company's independent stock transfer agent; (B) Green, Holman, Frenia & Company, L.L.P., the Company's former independent auditors; (C) Arab Commerce Bank, a holder of a 6% Convertible Note; and (D) any settlement amounts due upon the completion of a merger or other combination between the Company and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002. Since July 1, 2002, the Company has had no assets or operating activities.


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



                (Remainder of this page left blank intentionally)

                 Safe Alternatives Corporation of America, Inc.

NOTE B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.


NOTE C - Going Concern Uncertainty

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

On May 14, 2004, the Company's President, Dale Hensel, executed a Letter of Intent with Mortgage Assistance Corporation, a Texas corporation controlled by Mr. Hensel, whereby subject to the approval of the Company's shareholders, Mortgage Assistance Corporation offered to be acquired by the Company on the following terms and conditions: SACA board will call a special shareholder meeting or obtain a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and recommend and approve the following actions:

     1. Effect a reverse split of the Company's common shares on a One for Two Hundred Fifty (1:250) basis;
     2. Effect a corporate name change from Safe Alternatives Corporation of America, Inc. Mortgage Assistance Corporation;
     3. Change the authorized number of common stock shares to be issued from 175,000,000 to 50,000,000 shares;
     4. Authorized a business combination whereby the Company will exchange 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of Mortgage Assistance Corporation; and
     5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

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


NOTE D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2004 and 2003, respectively, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


NOTE E - Fair Value of Financial Instruments

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

                 Safe Alternatives Corporation of America, Inc.

NOTE F - Convertible Notes Payable

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

The Notes were convertible into shares of Common Stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the U. S. Securities and Exchange Commission (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declares such registration statement effective. The conversion price per share is the lesser of (i) 70% of the average closing bid price per share of Common Stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest is waived by the holder. The Company had the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a registration statement with the SEC not later than June 3, 1998, and use its best efforts to have the registration statement declared effective not later than July 3, 1998. Through June 30, 2002, the Company made no payments on these notes; had not repurchased any of these Notes, and was in default with regard to its registration obligation

AWC received a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of Common Stock at an exercise price of $0.30 per share, expiring June 28, 2003. On September 30, 2002, the Company and AWC reached a settlement agreement whereby AWC agreed to cancel the outstanding warrant in exchange for 800,000 shares of restricted, unregistered shares of the Company's common stock.

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

NOTE G - Advances from Affilates

During  2003,   an  affiliate  of  the  Company  made   unsecured   advances  of
approximately $70,700 to support operations and provide working capital. At December 31, 2003, the affiliate contributed these advances as additional paid-in capital.

During the three months ended March 31,2004, in anticipation of the reverse acquisition transaction discussed in previous footnotes, Mortgage Assistance Corporation advanced to or paid expenses on behalf of the Company of approximately $2,660. These advances are unsecured and are repayable upon demand.


NOTE H - Income Taxes

The components of income tax (benefit) expense, on continuing operations, for the three months ended March 31, 2004 and 2003, respectively, are as follows:

                                                          March 31,   March 31,
                                                             2004        2003
                                                          ---------   ---------
     Federal:
       Current                                            $    --     $    --
       Deferred                                                --          --
                                                          ---------   ---------
                                                               --          --
                                                          ---------   ---------
     State:
       Current                                                 --          --
       Deferred                                                --          --
                                                          ---------   ---------
                                                               --          --
                                                          ---------   ---------
       Total                                              $    --     $    --
                                                          =========   =========

As of March 31, 2004, the Company had a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. If the reverse acquisition transaction discussed previously occurs, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2004 and 2003, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                           Three months    Three months
                                                               ended           ended
                                                             March 31,       March 31,
                                                               2004            2003
                                                           ------------    ------------
Statutory rate applied to income before income taxes       $   (288,570)   $       (800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                            --              --
     Non-deductible compensation expense related
       to common stock issued at less than "fair value"         285,170            --
     Other, including reserve for deferred tax asset and
       application of net operating loss carryforward             3,400             800
                                                           ------------    ------------

       Income tax expense                                  $       --      $       --
                                                           ============    ============

                 Safe Alternatives Corporation of America, Inc.

NOTE H - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                     March 31,     December 31,
                                                       2004            2003
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $  3,230,000    $  3,230,000
       Less valuation allowance                      (3,230,000)     (3,230,000)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
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

During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value has been assigned to this issuance pending the consummation of a business combination transaction. On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services and said transaction is valued at approximately $8,470, which equals the common stock's par value of $.0001 per share, and these shares are deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the imputed fair value of this transaction was calculated using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.


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

(1)  Caution Regarding Forward-Looking Information

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

On May 14, 2004, the Company's President, Dale Hensel, executed a Letter of Intent with Mortgage Assistance Corporation, a Texas corporation controlled by Mr. Hensel, whereby subject to the approval of the Company's shareholders, Mortgage Assistance Corporation offered to be acquired by the Company on the following terms and conditions: SACA board will call a special shareholder meeting or obtain a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and recommend and approve the following actions:

     1. Effect a reverse split of the Company's common shares on a One for Two Hundred Fifty (1:250) basis;
     2. Effect a corporate name change from Safe Alternatives Corporation of America, Inc. Mortgage Assistance Corporation;
     3. Change the authorized number of common stock shares to be issued from 175,000,000 to 50,000,000 shares;
     4. Authorized a business combination whereby the Company will exchange 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of Mortgage Assistance Corporation; and
     5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


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

     On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services and said transaction is valued at approximately $8,470, which equals the common stock's par value of $.0001 per share, and these shares are deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the imputed fair value of this transaction was calculated using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
   --------

     31.1      Certification  pursuant to Section 302 of  Sarbanes-Oxley  Act of
               2002
     32.1      Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of
               2002.

   Reports on Form 8-K
   -------------------

     March 19, 2004         Disclosure  of a change  in the  Company's  Board of
                            Directors and Management
     May 19, 2004           Disclosure  of a Letter of Intent for the Company to
                            acquire Mortgage Assistance Corporation in a reverse acquisition transaction contingent on defined due diligence and corporate actions.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.

Dated: May 24, 2004                                  /s/ Dale Hensel
       ------------                         ----------------------------------
                                                                     Dale Hensel
                                             President, Chief Executive Officer,
                                            Chief Financial Officer,and Director