Form 10QSB
period 2004-06-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2004-08-13
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]       Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
               of 1934

                                   For the quarterly period ending June 30, 2004

[ ]       Transition Report Under Section 13 or 15(d) of The Securities Exchange
               Act of 1934

                           For the transition period from _________ to _________




                 Safe Alternatives Corporation of America, Inc.

        (Exact name of small business issuer as specified in its charter)

          Florida                                                06-1413994
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)
                         2614 Main St., Dallas, TX 75226
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (214) 670-0005
                           ---------------------------
                           (Issuer's telephone number)



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

APPLICABLE  ONLY TO  ISSUERS  INVOLVED  IN  BANKRUPTCY  PROCEEDINGS  DURING  THE
PRECEDING  FIVE YEARS  Check  whether the  registrant  filed all  documents  and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                    Yes    No
                                                                       ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2004, there were 165,853,058 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes      No  X
                                                     ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Company had no business operations during 2003 and the second quarter of 2004.

The Company's future operating results may be affected by a number of factors, including general economic conditions, the Company's ability to settle its remaining debt, future corporate reoganization and its ability to implement the proposed acquisition of Mortgage Assistance Corporation. The Company's proposed corporate reorganization and business combination will cause dilution of the current shareholders' interest in the Company.

The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are: (i) the Company has incurred recurring operating losses; and, (ii) the Company has a working capital deficiency.

The Company has been financing its operations through capital contributions by significant shareholders, which aggregated approximately $23,000 as of June
30, 2004.

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

Item 3.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the

"Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

     Subsequent  to the date of such  evaluation  as described  in  subparagraph
(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

         None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

      Exhibit No.                Exhibit Name

       31 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
       32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

(b) Reports on Form 8-K. During the quarter covered by this report, we filed three Current Report on Form 8-K as follows: (1) May 19, 2004 reporting under Item 5, Other Events and Regulation FD Disclosure, (2) May 20, 2004 8-K/A reporting under Items 5 and 7, and (3) July 30, 2004 reporting under Items 4 and 7.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Safe Alternatives Corporation of America, Inc.



Dated: August 12, 2004                              /s/ Dale Hensel
                                                     --------------------------
                                                     By: Dale Hensel
                                                     Title: President, CEO, CFO

                 SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.



                              FINANCIAL STATEMENTS



                                       AND



                       INDEPENDENT AUDITOR'S REVIEW REPORT



                                  JUNE 30, 2004

                       SUTTON ROBINSON FREEMAN & CO., P.C.


                 Safe Alternatives Corporation of America, Inc.
                              Financial Statements
                                  June 30, 2004




                                Table of Contents




Independent Auditor's Review Report ...........................................3

Balance Sheets ................................................................4

Statements of Operations and Comprehensive Loss ...............................5

Statements of Cash Flows ......................................................6

Notes to Financial Statements .................................................7

                           Independent Review Report


Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have reviewed the accompanying balance sheet of Safe Alternatives Corporation of America, Inc. (a Florida corporation) as of June 30, 2004, and the accompanying statements of operations and comprehensive loss for the six and three months ended June 30, 2004 and the accompanying statement of cash flows for the six months ended June 30, 2004. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U.S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The June 30, 2003 financial statements of Safe Alternatives Corporation of America, Inc. were reviewed by other accountants whose report dated July 24, 2003, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 12, 2004




                 Safe Alternatives Corporation of America, Inc.
                                 Balance Sheets
                             June 30, 2004 and 2003
                                   (Unaudited)

              ASSETS
                                                              June 30,        June 30,
                                                                2004            2003
                                                            ------------    ------------
Current Assets
      Cash on hand and in bank                              $       --      $       --
                                                            ------------    ------------
          Total current assets                                      --              --
                                                            ------------    ------------

Total Assets                                                $       --      $       --
                                                            ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable-trade                                $        451    $      5,756
      Advances from affiliate                                     23,074            --
      Accrued interest payable                                      --              --
                                                            ------------    ------------

          Total current liabilities                               23,525           5,756
                                                            ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit)
      Common stock - $0.0001 par value
          175,000,000 shares authorized
          165,853,058 shares issued and outstanding               16,585           8,113
      Additional paid in capital                              23,711,311      22,857,223
      Accumulated deficit                                    (23,753,580)    (22,873,251)
                                                            ------------    ------------
                                                                 (25,684)         (7,915)
      Subscriptions issuable                                       2,160           2,160
      Treasury stock - at cost (11,682 shares)                        (1)             (1)
                                                            ------------    ------------

          Total stockholders' equity (deficit)                   (23,525)         (5,756)
                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       --      $       --
                                                            ============    ============




                                        4
               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.



               Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2004 and 2003
                                   (Unaudited)


                                              Six months       Six months      Three months      Three months
                                                ended             ended            ended            ended
                                               June 30,          June 30,         June 30,         June 30,
                                                 2004              2003             2004             2003
                                             -------------    -------------    -------------    -------------
Revenues                                     $        --      $        --      $        --      $        --
                                             -------------    -------------    -------------    -------------

Operating Expenses
    General and administrative expenses             30,070            4,771           10,010            2,284
    Interest expense                                  --              3,162             --              2,787
    Compensation expense related to
        common stock issuances at less
        than "fair value"                          838,736             --            838,736             --
    Depreciation and amortization                     --               --               --               --
                                             -------------    -------------    -------------    -------------
        Total operating expenses                   868,806            7,933          848,746            5,071
                                             -------------    -------------    -------------    -------------

Loss before provision for income taxes            (868,806)          (7,933)        (848,746)          (5,071)

Income tax benefit (expense)                          --               --               --               --
                                             -------------    -------------    -------------    -------------

Net Loss                                          (868,806)          (7,933)        (848,746)          (5,071)

Other comprehensive income                            --               --               --               --
                                             -------------    -------------    -------------    -------------

Comprehensive Loss                           $    (868,806)   $      (7,933)   $    (848,746)   $      (5,071)
                                             =============    =============    =============    =============
Net loss per weighted-average share
    of common stock outstanding, calcuated
    on Net Loss - basic and fully diluted    $       (0.01)   $       (0.00)   $       (0.01)   $       (0.00)
                                             =============    =============    =============    =============

Weighted-average number of shares of
    common stock outstanding                   165,853,058      165,853,058      165,853,058      165,853,058
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

               Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2004 and 2003
                                   (Unaudited)



                                                        Six months   Six months
                                                          ended         ended
                                                         June 30,     June 30,
                                                           2004         2003
                                                         ---------    ---------

Cash Flows from Operating Activities
      Net loss for the period                            $(868,806)   $  (7,933)
      Adjustments to reconcile net loss to net cash
         provided by operating expenses
          Depreciation                                        --           --
          Professional fees paid with common stock           8,472         --
          Compensation expense related to common
             stock issuances at less than "fair value"     838,736         --
          Increase (Decrease) in
             Accounts payable - trade                       (1,476)     (15,183)
             Accrued interest payable                         --         (7,216)
                                                         ---------    ---------

Net cash used in operating activities                      (23,074)     (30,332)
                                                         ---------    ---------

Cash Flows from Investing Activities                          --           --
                                                         ---------    ---------

Cash Flows from Financing Activities
      Cash advanced by affiliate to support operations      23,074         --
      Cash contributed to support operations                  --         55,332
      Cash used to pay convertible debt                       --        (25,000)
                                                         ---------    ---------

Net cash provided by financing activities                   23,074       30,332
                                                         ---------    ---------

Increase (Decrease) in Cash                                   --           --

Cash at beginning of period                                   --           --
                                                         ---------    ---------

Cash at end of period                                    $    --      $    --
                                                         =========    =========

Supplemental Disclosure of
      Interest and Income Taxes Paid
         Interest paid for the period                    $    --      $  10,378
                                                         =========    =========
         Income taxes paid for the period                $    --      $    --
                                                         =========    =========


               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
              The accompanying notes are an integral part of these
                             financial statements.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 1 -  Organization and Description of Business
          ----------------------------------------

          Safe Alternatives Corporation of America, Inc. (Company) was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company completed an initial public offering of its common stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations, and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

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

          On September 17, 2002, the Board of Directors of the Company agreed to sell, as of June 30, 2002, all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or does attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following:

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

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004



Note 1 -  Organization and Description of Business (Continued)
          ---------------------------------------------------

          Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. A copy of the Agreement was filed by the Company as an exhibit in a Current Report on Form 8-K as of September 17, 2002. Since July 1, 2002, the Company has had no assets or operating activities.


Note 2 -  Preparation of Financial Statements
          -----------------------------------

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

          During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.
          S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

          In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 2 -  Preparation of Financial Statements (Continued)
          ----------------------------------------------

          operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

Note 3 -  Going Concern Uncertainty
          -------------------------

          Since July 1, 2002, the Company has had no assets or operations and intends to seek a suitable business combination transaction through either a purchase or merger. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Additionally, as a result of having no assets, several liabilities and no operations, the Company's auditors have issued an audit opinion on the accompanying financial statements which includes a statement describing the Company's going concern status. This means, in the auditors' opinion, substantial doubt about the Company's ability to continue as a going concern existed at the date of their opinion.

          On May 14, 2004, the Company's President, Dale Hensel, executed a Letter of Intent with Mortgage Assistance Corporation, a Texas corporation controlled by Mr. Hensel, whereby subject to the approval of the Company's shareholders, Mortgage Assistance Corporation offered to be acquired by the Company on the following terms and conditions:
          SACA board will call a special shareholder meeting or obtain a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and recommend and approve the following actions:

               1. Effect a reverse split of the Company's common shares on a One for Two Hundred Fifty (1:250) basis;
               2. Effect a corporate name change from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Corporation;
               3. Change the authorized number of common stock shares to be issued from 175,000,000 to 50,000,000 shares;
               4. Authorize a business combination whereby the Company will exchange 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of Mortgage Assistance Corporation; and
               5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

          While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 3 -  Going Concern Uncertainty (Continued)
          ------------------------------------

          If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity during this time. In the event the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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


Note 4 -  Summary of Significant Accounting Policies
          ------------------------------------------

          Cash and cash equivalents:

          For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

          Income Taxes:

          The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

          As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 4 -  Summary of Significant Accounting Policies ( Continued)
          ------------------------------------------------------

          Income (Loss) per share:

          Basic earnings (loss) per share is computed by dividing the net income
          (loss) by the weighted-average number of shares of common stock outstanding. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2004 and 2003, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note 5 -  Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts of cash, accounts receivable, accounts payable and notes payable, as applicable, approximate fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Note 6 -  Convertible Notes Payable
          -------------------------

          On March 10, 1998, the Company entered into an Agency Agreement with Alexander Wescott & Co., Inc. (AWC) for the offer and sale of 6% Convertible Notes, with maximum gross proceeds not to exceed $1,000,000.

          In March and April 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. The Notes bore

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 6 -  Convertible Notes Payable  ( Continued)
          --------------------------------------

          interest at 6.0% per annum, payable semi-annually inarrears, in cash or, at the Company's option, in shares of common stock of the Company. The notes matured on the earlier of (i) the first anniversary of the initial closing of the proposed offer (April 10, 1999), and (ii) a sale of all or substantially all of the Company's assets or a merger, acquisition or consolidation in which the Company was not the surviving corporation. The notes ranked senior to all other indebtedness of the Company now or hereafter existing, other than indebtedness to banks, in terms of priority and security.

          The Notes were convertible into shares of common stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the U. S. Securities and Exchange Commission (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declared such registration statement effective. The conversion price per share was the lesser of
          (i) 70% of the average closing bid price per share of common stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest was waived by the holder. The Company had the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a registration statement with the SEC not later than June 3, 1998, and use its best efforts to have the registration statement declared effective not later than July 3, 1998. Through June 30, 2002, the Company made no payments on these notes; had not repurchased any of these Notes, and was in default with regard to its registration obligation

          AWC received a commission of 10% plus 3% non-accountable expense reimbursement on the gross proceeds raised. In addition, AWC was issued warrants exercisable for 400,000 shares of common stock at an exercise price of $0.30 per share, expiring June 28, 2003. On September 30, 2002, the Company and AWC reached a settlement agreement whereby AWC agreed to cancel the outstanding warrant in exchange for 800,000 shares of restricted, unregistered shares of the Company's common stock.

          As of December 31, 2001 two note holders with notes  totaling  $50,000 notified the Company that they had written off the balances owed to them by the Company and therefore had discharged the Company from any further liability. As a result the Company recognized a $56,000 forgiveness of debt income as of December 31, 2001, which included $6,000 of accrued interest.

          During 2002, all but one of the Holders of the Notes, totaling approximately $651,500, agreed to release all obligations under the Notes, including accrued interest of approximately $157,273, in exchange for the issuance of an aggregate of 21,303,264 shares of restricted, unregistered shares of the Company's common stock.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 6 -  Convertible Notes Payable  (Continued)
          -------------------------------------

          During the quarter ended June 30, 2003, the Company exercised it's option to repurchase the remaining outstanding Note from the Noteholder with a cash payment aggregating approximately $35,389, which included $25,000 in principal, the stated 10% repurchase premium and all accrued, but unpaid, interest.

Note 7 -  Advances from Affiliates
          ------------------------

          During 2003, an affiliate of the Company made unsecured advances of approximately $70,700 to support operations and provide working capital. At December 31, 2003, the affiliate contributed these advances as additional paid-in capital.

          During the six months ended June 30, 2004, in anticipation of the reverse acquisition transaction discussed in previous footnotes, Mortgage Assistance Corporation advanced to or paid expenses on behalf of the Company of approximately $23,000. These advances are unsecured and are repayable upon demand.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004


Note 8 -  Income Taxes
          ------------


          The  components  of  income  tax  (benefit)  expense,   on  continuing
          operations, for the six months ended June 30, 2004 and 2003, respectively, are as follows:

                                       Six months                Six months
                                         ended                     ended
                                        June 30,                  June 30,
                                          2004                      2003
                                    -----------------         -----------------
               Federal:
                   Current          $           --            $            --
                   Deferred                     --                         --
                                    -----------------         -----------------
                                                --                         --
                                    -----------------         -----------------
               State:
                   Current                      --                         --
                   Deferred                     --                         --
                                    -----------------         -----------------

                   Total            $           --            $            --
                                    =================         =================



          As of June 30, 2004, the Company had a net operating loss carryforward of approximately $9,500,000 to offset future taxable income. If the reverse acquisition transaction discussed previously occurs, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004



Note 8 -  Income Taxes  (Continued)
          ------------------------

          The Company's income tax expense for the six months ended June 30, 2004 and 2003, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                        Six months   Six months
                                                           ended        ended
                                                          June 30,     June 30,
                                                            2004         2003
                                                         ---------    ---------
Statutory rate applied to income
   before income taxes                                   $(295,390)   $  (2,700)
Increase (decrease) in income taxes
  resulting from:
     State income taxes                                       --           --
     Non-deductible compensation expense related
        to common stock issued at less than "fair value"   285,170
     Other, including reserve for deferred tax asset and
        application of net operating loss carryforward      10,220        2,700
                                                         ---------    ---------
Income tax expense                                       $    --      $    --
                                                         =========    =========



          Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to the following deferred tax assets and liabilities as of June 30, 2004 and 2003,

                                                       June 30,       June 30,
                                                          2004           2003
                                                     -----------    -----------

Deferred tax assets
     Net operating loss carryforwards                $ 3,246,420    $ 3,230,000
     Less valuation allowance                         (3,246,420)    (3,230,000)
                                                     -----------    -----------


Net Deferred Tax Asset                               $      --      $      --
                                                     ===========    ===========



         During the years ended December 31, 2003 and 2002, respectively, the reserve for the deferred tax asset did not significantly change.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004

Note 9 -  Common Stock Transactions
          -------------------------

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

          During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value had been assigned to this issuance pending the consummation of a business combination transaction. On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services. The transaction was valued at approximately $8,470, which equaled the common stock's par value of $.0001 per share, and these shares were deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the imputed fair value of this transaction was calculated using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                                  June 30, 2004



Note 10 -  Treasury Stock
           --------------

          Treasury stock represents 11,682 shares (recorded at cost) being held in trust to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.