Form 10QSB
period 2004-09-30
SAFE ALTERNATIVES CORP OF AMERICA INC
filed 2004-11-15
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2004

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

                                 (214) 670-0005
                          (Issuer's telephone number)



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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                 Safe Alternatives Corporation of America, Inc.
                              Financial Statements
                               September 30, 2004




                                Table of Contents




Independent Auditor's Review Report............................................3

Balance Sheets.................................................................4

Statements of Operations and Comprehensive Loss................................5

Statements of Cash Flows.......................................................6

Notes to Financial Statements..................................................7

                            Independent Review Report

Board of Directors and Stockholders
Safe Alternatives Corporation of America, Inc.

We have reviewed the accompanying balance sheet of Safe Alternatives Corporation of America, Inc. (a Florida corporation) as of September 30, 2004, and the accompanying statements of operations and comprehensive loss for the nine and three months ended September 30, 2004 and the accompanying statement of cash flows for the nine months ended September 30, 2004. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U.S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

The September 30, 2003 financial statements of Safe Alternatives Corporation of America, Inc. were reviewed by other accountants whose report dated October 17, 2003, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
October 14, 2004



                 Safe Alternatives Corporation of America, Inc.
                                 Balance Sheets
                           September 30, 2004 and 2003
                                   (Unaudited)


                                     ASSETS
                                                            September 30,    September 30,
                                                                 2004             2003
                                                            -------------    -------------
Current Assets
      Cash on hand and in bank                              $        --      $        --
                                                            -------------    -------------
          Total current assets                                       --               --
                                                            -------------    -------------

Total Assets                                                $        --      $        --
                                                            =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable-trade                                $       1,050    $       4,813
      Advances from affiliate                                      31,237             --
      Accrued interest payable                                       --               --
                                                            -------------    -------------

          Total current liabilities                                32,287            4,813
                                                            -------------    -------------

Commitments and contingencies

Stockholders' Equity (Deficit)
      Common stock - $0.0001 par value
          175,000,000 shares authorized
          165,853,058 shares issued and outstanding                16,585            8,113
      Additional paid in capital                               23,711,311       22,860,925
      Accumulated deficit                                     (23,762,342)     (22,876,010)
                                                            -------------    -------------
                                                                  (34,446)          (6,972)

      Subscriptions issuable                                        2,160            2,160
      Treasury stock - at cost (11,682 shares)                         (1)              (1)
                                                            -------------    -------------

          Total stockholders' equity (deficit)                    (32,287)          (4,813)
                                                            -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $        --      $        --
                                                            =============    =============









   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                 Safe Alternatives Corporation of America, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2004 and 2003
                                   (Unaudited)





                                              Nine months      Nine months     Three months     Three months
                                                 ended            ended            ended            ended
                                             September 30,    September 30,    September 30,    September 30,
                                                  2004             2003             2004             2003
                                             -------------    -------------    -------------    -------------

Revenues                                     $        --      $        --      $        --      $        --
                                             -------------    -------------    -------------    -------------

Operating Expenses
    General and administrative expenses             38,832            9,530            8,762            2,759
    Interest expense                                  --              3,162             --               --
    Compensation expense related to
        common stock issuances at less
        than "fair value"                          838,736             --               --               --
    Depreciation and amortization                     --               --               --               --
                                             -------------    -------------    -------------    -------------
        Total operating expenses                   877,568           12,692            8,762            2,759
                                             -------------    -------------    -------------    -------------

Operating loss                                    (877,568)         (12,692)          (8,762)          (2,759)

Other income (expense):
    Forgiveness of debt                               --              7,000             --              7,000
    Settlement of judgement                           --             (5,000)            --             (5,000)
                                             -------------    -------------    -------------    -------------
                                                      --              2,000             --              2,000
                                             -------------    -------------    -------------    -------------

Loss before provision for income taxes            (877,568)         (10,692)          (8,762)            (759)

Income tax benefit (expense)                          --               --               --               --
                                             -------------    -------------    -------------    -------------
Net Loss                                          (877,568)         (10,692)          (8,762)            (759)

Other comprehensive income                            --               --               --               --
                                             -------------    -------------    -------------    -------------

Comprehensive Loss                           $    (877,568)         (10,692)   $      (8,762)   $        (759)
                                             =============    =============    =============    =============
Net loss per weighted-average share
    of common stock outstanding, calcuated
    on Net Loss - basic and fully diluted    $       (0.01)   $       (0.00)   $       (0.00)   $       (0.00)
                                             =============    =============    =============    =============

Weighted-average number of shares of
    common stock outstanding                   165,853,058      165,853,058      165,853,058      165,853,058
                                             =============    =============    =============    =============





   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                 Safe Alternatives Corporation of America, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)


                                                             Nine months           Nine months
                                                                ended                 ended
                                                         September 30, 2004    September 30, 2003
                                                         ------------------    ------------------
Cash Flows from Operating Activities
      Net loss for the period                            $         (877,568)   $          (10,692)
      Adjustments to reconcile net loss to net cash
         provided by operating expenses
          Depreciation                                                 --                    --
          Professional fees paid with common sock                     8,472                  --
          Compensation expense related to commn
             stock issuances at less than "fair value"              838,736                  --
          Forgiveness of trade accounts payable                        --                  (7,000)
          Increase (Decrease) in
             Accounts payable - trade                                  (877)               (9,126)
             Accrued interest payable                                  --                  (7,216)
                                                         ------------------    ------------------

Net cash used in operating activities                               (31,237)              (34,034)
                                                         ------------------    ------------------

Cash Flows from Investing Activities                                   --                    --
                                                         ------------------    ------------------

Cash Flows from Financing Activities
      Cash advanced by affiliate to support operations               31,237                  --
      Cash contributed to support operations                           --                  59,034
      Cash used to pay convertible debt                                --                 (25,000)
                                                         ------------------    ------------------

Net cash provided by financing activities                            31,237                34,034
                                                         ------------------    ------------------

Increase (Decrease) in Cash                                            --                    --

Cash at beginning of period                                            --                    --
                                                         ------------------    ------------------

Cash at end of period                                    $             --      $             --
                                                         ==================    ==================

Supplemental Disclosure of
      Interest and Income Taxes Paid
         Interest paid for the period                    $             --      $           10,378
                                                         ==================    ==================
         Income taxes paid for the period                $             --      $             --
                                                         ==================    ==================








    The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004


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

         On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the "Reorganization"), and commenced operations. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

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

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004


Note 1 - Organization and Description of Business (Continued)
         ----------------------------------------

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

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition,

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



Note 2 - Preparation of Financial Statements (Continued)
         -----------------------------------

         results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

Note 3 - Going Concern Uncertainty
         -------------------------

         Since July 1, 2002, the Company has had no assets or revenues and intends to seek a suitable business combination transaction through either a purchase or merger. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Additionally, as a result of having no assets, several liabilities and no operations, the Company's auditors have issued an audit opinion on the accompanying financial statements which includes a statement describing the Company's going concern status. This means, in the auditors' opinion, substantial doubt about the Company's ability to continue as a going concern existed at the date of their opinion.

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

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004


Note 3 - Going Concern Uncertainty (Continued)
         -------------------------

         If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity during this time. In the event the Company is unable to acquire advances from management and/or significant stockholders, the Company's continued existence as a going concern would be jeopardized.

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

         Income Taxes:

         The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

         As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a Fiscal 2000 change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



Note 4 - Summary of Significant Accounting Policies ( Continued)
         ------------------------------------------

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

         In March and April 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. The Notes bore interest at 6.0% per annum, payable semi-annually in arrears, in cash

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



Note 6 - Convertible Notes Payable  ( Continued)
         -------------------------

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

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



Note 6 - Convertible Notes Payable  (Continued)
         -------------------------

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

         During the nine months ended September 30, 2004, in anticipation of the reverse acquisition transaction discussed in previous footnotes, Mortgage Assistance Corporation advanced to or paid expenses on behalf of the Company of approximately $31,000. These advances are unsecured and are repayable upon demand.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004


Note 8 - Income Taxes
         ------------

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations, for the nine months ended September 30, 2004 and 2003, respectively, are as follows:


                                        Nine months     Nine months
                                           ended           ended
                                       September 30,   September 30,
                                            2004            2003
                                       -------------   -------------
                        Federal:
                            Current    $        --     $        --
                            Deferred            --              --
                                       -------------   -------------
                                                --              --
                                       -------------   -------------
                        State:
                            Current             --              --
                            Deferred            --              --
                                       -------------   -------------
                            Total      $        --     $        --
                                       =============   =============



         As of September 30, 2004, the Company had a net operating loss carryforward of approximately $9,300,000 to offset future taxable income. If the reverse acquisition transaction discussed previously occurs, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004


Note 8 - Income Taxes  (Continued)

         The  Company's  income tax expense for the nine months ended  September
         30, 2004 and 2003, respectively, differed from the statutory tax rate of 34.0% as follows:



                                                                       Nine months      Nine months
                                                                          ended            ended
                                                                      September 30,    September 30,
                                                                           2004             2003
                                                                      -------------    -------------
         Statutory rate applied to income
               before income taxes                                    $    (298,400)   $      (3,600)
         Increase (decrease) in income taxes
              resulting from:
                State income taxes                                             --               --
                Non-deductible compensation expense related
                   to common stock issued at less than "fair value"         285,200
                Other, including reserve for deferred tax asset and
                   application of net operating loss carryforward
                                                                             13,200            3,600
                                                                      -------------    -------------
         Income tax expense                                           $        --      $        --
                                                                      =============    =============






         Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to the following deferred tax assets and liabilities as of September 30, 2004 and 2003,


                                                                      September 30,    September 30,
                                                                           2004             2003
                                                                      -------------    -------------

         Deferred tax assets
                Net operating loss carryforwards                      $   3,162,100    $   3,230,000
                Less valuation allowance                                 (3,162,100)      (3,230,000)
                                                                      -------------    -------------


         Net Deferred Tax Asset                                       $        --      $        --
                                                                      =============    =============



         During the years ended December 31, 2003 and 2002, respectively, the reserve for the deferred tax asset did not significantly change.

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



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

                 Safe Alternatives Corporation of America, Inc.
                        Notes to the Financial Statements
                               September 30, 2004



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

The Company had no business operations during 2003 and the third quarter of 2004.

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

The Company has been financing its operations through capital contributions by significant shareholders, which aggregated approximately $31,000 for the nine months ending September 30, 2004.

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

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

On  August  17,  2004,  we filed a  Definitive  Information  Statement  with the
Securities and Exchange Commission on Schedule 14C and mailed it to our shareholders.

This Information Statement was provided to our shareholders in connection with our prior receipt of approval by written consent, in lieu of a special meeting, of the holder of a majority of our common stock (1) authorizing an amendment to our Articles of Incorporation changing our corporate name to Mortgage Assistance Corporation, (2) effecting a reverse split of our issued and outstanding common stock on a one for two hundred fifty (1:250) basis (the "Reverse Split"), (3) changing our authorized common stock capital from 700,000 common post reverse split shares, par value $0.0001 to 50,000,000 common shares, par value $0.001 and; (4) authorizing the acquisition of Mortgage Assistance Corporation, a Texas corporation, (MAC) from its shareholders in a share exchange transaction (the "Share Exchange"). The shareholders holding shares representing 75.9% of the votes entitled to be cast at a meeting of the Company's shareholders, consented in writing to the proposed actions.

The Amendment to the Articles of Incorporation will be filed with the Florida Secretary of State and will be effective when filed. We experienced an obstacle to filing our amended articles because during the time we mailed the Information Statement and the time we expected to file, the proposed new corporate name, Mortgage Assistance Corporation, was utilized by another group which filed the corporate name Mortgage Assistance, Inc. The Florida Secretary of States Office informed us that our proposed name was too similar and therefore would not accept our name change filing. We anticipate filing a derivation of Mortgage Assistance by adding the word "Center". As of the date of this quarterly report, we have not implemented any of the authorized corporate changes. We anticipate completing the corporate changes in two stages during November and December 2004. We anticipate implementing the reverse split on, or about November 22, 2004. We anticipate implementing the name change in early December 2004.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits

   Exhibit No.                Exhibit Name

       31 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.
       32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

(b)      Reports on Form 8-K. None during this quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.


Dated: November 12, 2004           /s/ Dale Hensel
                                  ----------------------------------------------
                                  By: Dale Hensel
                                  Title: President, CEO, CFO