Form 10KSB
period 2004-12-31
Mortgage Assistance Center Corp
filed 2005-05-06
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

                   For the fiscal year ended December 31, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                        Commission File Number: 000-21627
                                                ---------

                     Mortgage Assistance Center Corporation
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 was $-0-.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2004 was approximately $245,185. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2004, there were 664,603 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                     Mortgage Assistance Center Corporation

                                Index to Contents

                                                                     Page Number
Part I

Item 1   Description of Business                                            3
Item 2   Description of Property                                            6
Item 3   Legal Proceedings                                                  6
Item 4   Submission of Matters to a Vote of Security Holders                6

Part II

Item 5   Market for Company's Common Stock, Related Stockholders
          Matters and Small Business Issuer Purchases of Equity
          Securities                                                       7
Item 6   Management's Discussion and Analysis or Plan of Operation          7
Item 7   Financial Statements                                             F-1
Item 8   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                        9
Item 8A  Controls and Procedures                                          10
Item 8B  Other Information                                                10

Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act              10
Item 10   Executive Compensation                                          12
Item 11   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                    14
Item 12   Certain Relationships and Related Transactions                  15
Item 13   Exhibits                                                        16
Item 14   Principal Accountant Fees and Services                          16

Signatures                                                                17

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

                                     PART I

Item 1 - Description of Business

History

Mortgage Assistance Center Corporation (the Company" or MACC) was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the
Securities Act"). To the Company's best knowledge, there was no market for trading of the Common Stock until the Company's Common Stock was included for trading on the NASD's Electronic Bulletin Board in March 1997. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

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

On May 14, 2004, our company and Mortgage Assistance Corporation, a Texas corporation, ("MAC") signed a letter of intent to enter into a business combination transaction whereby we would acquire MAC. Before the business combination can be completed, we were required to reorganize our Company. Since then, we have changed our a corporate name from Safe Alternatives Corporation of America, Inc., to Mortgage Assistance Center Corporation (2) implemented a reverse split of common stock capital stock on a One for Two Hundred Fifty (1:250) basis, and (3) we changed our authorized common stock capital to 50,000,000 shares.

Business
--------

As of July 1, 2002, our Company had no assets or operations. We had been authorized by our majority shareholders to enter into a business combination transaction with Mortgage Assistance Corporation located in Dallas, Texas.

Mortgage Assistance Corporation ("MAC") was organized as a Texas corporation on March 28, 2003. On January 1, 2004, MAC acquired the assets of Mortgage Solution Partners, a proprietorship owned by Daniel Barnett. It is a financial services company that purchases, manages and resells first and second real estate mortgages and, or deed of trust promissory notes. MAC purchases these mortgages at a substantial discount to the mortgage obligation. Additionally, when necessary, it will foreclose, rehabilitate and, or sell the real estate securing the purchased mortgages and deed of trust promissory notes.

MAC purchases and manages pools of distressed real estate secured mortgages and promissory notes. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between 90 days and two years past due. The liens are secured by residential real estate. MAC acquires both first and second mortgages or liens. Approximately, 1% of the acquired loans are subordinate liens, which bear risk of being reclassified as unsecured loans if the priority lienholder forecloses on the real estate. These pools of non-performing real estate mortgages and notes are purchased from banks and other lending institutions. Non-performing loan pools are purchased in either negotiated transactions or public bidding transactions.

MAC principally purchases non-performing first lien loan pools of varying amounts from banks and other lenders at a significant discount from the loans' outstanding legal principal balances, the total of the aggregate of expected future sales price and the total payments to be received from the mortgage or note obligors. MAC acquires portfolios after a quantitative and qualitative analysis of the underlying mortgage, and the collateral. Then MAC determines the purchase price of the portfolio so that our estimated cash flow offers us an adequate return on our acquisition cost and servicing expenses. After the company purchases the loan pool, the process of debt resolution commences. The company works the loan portfolio with the purpose of changing the non-performing loans into either performing loans or forecloses on the real estate. The company will resell a substantial portion of its re-performing loans in various sized loan pools. The company will be required to foreclose on certain real estate properties when portfolio loans continue in default. As a result of the foreclosure actions, the company will own single family real estate and other real estate. These properties may be rehabilitated, held and ultimately sold. They may be sold for cash or MAC may finance the sale by use of real estate installment sale contract.

MAC also enters into joint venture agreements from time to time with various investors in the purchase of loan pools.

Competition
-----------

The competition in the non-performing mortgage industry is extremely competitive. Competition varies depending on the quality of the collateral securing the non-performing mortgages. Large amounts of cash are required to facilitate the purchase of non-performing mortgage pools. MAC has focused its business in the lower value non-performing mortgage pools. MAC is principally purchasing non-performing mortgages in the $100,000 or less range. The competition in this market is less providing MAC with opportunity and the mortgage discounts are much higher. There are many other companies competing in this market which are better funded than MAC. MAC's ability to compete in this market has been limited by insufficient cash with which to purchase non-performing pools.

Employees
---------

As of December 31, 2004, and subsequent thereto, the Company had no paid employees. Due to the lack of ongoing business operations, the Company's sole officer spend up to approximately 4 hours each per month managing the Company's affairs. The Company expects to use consultants, attorneys and accountants, as necessary, and does not anticipate a need to engage any other full-time employees.

Mortgage Assistance Corporation has 18 employees.

Risk Factors
------------

Conflicts of Interest. Certain conflicts of interest exist between the Company and its officer and director. Mr. Hensel has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company. It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion or all of their common stock as a condition to, or in connection with, a proposed merger or other combination. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Need for Additional Financing. The Company has no funds. Even if the Company's future available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with Mortgage
Assistance Corporation (MAC), such funds will clearly not be sufficient to enable MAC to exploit its business opportunities. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete the MAC business combination transaction, such funds are expected to be provided by Mr. Dale Hensel or MAC. There is no assurance that additional capital will be available for any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased by the business combination with Mortgage Assistance Corporation, the Texas corporation, with which we intend to acquire.

No Current Agreement with Specific Business and Highly Risky. On May 13, 2004, we entered into a Letter of Intent with Mortgage Assistance Corporation. We intend to execute a definitive business combination agreement in the near future.

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

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

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

Item 2 - Properties

The Company does not own any real property. During 2004, we maintained a corporate office at 2614 Main St., Dallas, Texas on a rent free basis. This is the principal executive office of Mortgage Assistance Corporation, a Texas corporation.

Item 3 - Legal Proceedings

We are not aware of any material legal proceedings against the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, our majority shareholders acting by written consent, in lieu of a special shareholder meeting, approved an amendment to our Articles of Incorporation changing our company name from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation. Additionally, the shareholders approved an increase in our authorized common stock capital from 700,000 common shares, par value $0.025 to 50,000,000 common shares, par value $0.001. The shareholders holding shares representing 75.9% of the votes entitled to be cast at a meeting of the Company's shareholders, consented in writing to the actions.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price of Common Stock:
-----------------------------

There has not been an active market for the Company's securities. The Company's Common Stock was quoted on the NASD Over the Counter Bulletin Board.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2004 and 2003 are listed below. The information was obtained from the NASD OTC Electronic Bulletin Board (www.otcbb.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions. During 2004, our stock was quoted under the symbols SACA and SFAC. The 2004 figures are adjusted for our reverse stock split.

                                        2003                      2004
                                -------------------       ---------------------
                                  Low         High          Low           High
                                -------      ------       -------        ------

         First Quarter          $0.001       $0.001        $1.62          $4.75
         Second Quarter         $0.001       $0.0045       $1.00          $8.75
         Third Quarter          $0.001       $0.001        $1.62          $3.00
         Fourth Quarter         $0.001       $0.0013       $1.30          $1.75

The Company had approximately 1,330 holders of record of its Common Stock as of December 31, 2004.

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

Small Business Issuer Purchases of Equity Securities: None

Item 6 - Management's Discussion and Analysis or Plan of Operation

General

The Company had no business operations during 2004.

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

Results of Operations for the Fiscal Years Ended December 31, 2003 and 2004

We had no business operations during 2003 and 2004.

Liquidity and Capital Resources

At December 31, 2003, the Company had current assets of $-0- and current liabilities of $1,927. At December 31, 2004, the Company had current assets of $-0- and current liabilities of $68,731. The Company's ability to continue as a going concern in the near term is dependent upon obtaining additional financing.

As of December 31, 2003 and 2004, respectively, the Company did not have the financial resources to conduct any business operations. The only operations consisted of maintaining the corporate entity integrity, preparing financial statements and filing periodic reports with the Securities and Exchange Commission.

During 2004, the Company financed its limited operations principally through obtained loans from Mortgage Assistance Corporation which aggregated approximately $43,000 as of December 31, 2004. This advance is unsecured and payable upon demand.

There are no written commitments from any person or corporate entity to provide additional funds. We cannot offer any assurance that additional funds will be available to the Company in the future.

The Company may compensate service providers by issuances of common stock in lieu of cash.

FORWARD-LOOKING STATEMENTS:

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, and other uncertainties of our future acquisition plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The operations of the Company are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

Plan of Business

General
-------

Dale Hensel joined the Company on March 19, 2004 for the purpose of structuring a business combination with a company whose principal business operation includes the purchase of non-performing real estate secured promissory notes and real property investment. We entered into a Letter of Intent with Mortgage Assistance Corporation, ("MAC") a Texas corporation. Mr. Hensel works full-time for MAC. He is the President of MAC and one of MAC's principal shareholders. We obtained shareholder approval of the corporate actions required by the Letter of Intent.

After receiving the required shareholder approval, we implemented a reverse stock split of our common stock on a One for Two Hundred (1:250) basis, increased our authorized common stock capital to 50,000,000 shares and changed our corporate name from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation.

We intend to acquire MAC in a reverse acquisition transaction structured as a share exchange with the MAC shareholders. A reverse acquisition is where the acquired company takes control of the acquired company. This means that the management of MAC will become the management of our company. Upon completion of the business combination, MAC will be a wholly owned subsidiary.

The Company needs to obtain funds from outside sources in order to pay for the expenses that will be associated with the proposed business combination. It will need to rely on its current officer and director for this funding. There are no financial commitments obligating Mr. Hensel to finance the Company.

Business Conducted by the Companies

Our company has not conducted any business operations for about two years. We had been working to resolve creditor claims and lawsuits resulting from our past operations. MAC's principal business operations involve the purchase of non-performing real estate secured promissory notes and real property investment in the United States.

Terms of the Proposed Business Combination with MAC

We propose to issue approximately 12,000,000 common shares to the MAC shareholders in connnection with the acquisition of MAC. This will require the approval of the consenting MAC shareholders. The acquisition of the MAC shares was approved by the written consent of our majority shareholders.

The Share Exchange will be subject to, among other things, amending our articles of incorporation and state and federal securities regulation. We are not permitted to issue the exchange shares unless we increase our authorized capital and issue the exchange share complying with both federal and state securities laws. We will need to issue the shares under securities transaction exemptions or register the issuance of the shares with the regulating governmental authorities. We anticipate acquiring all of the MAC shares under the isolated securities transaction exemption permitted by Section 4(2) of the Securities Act of 1933, as amended. We cannot estimate a completion date for the proposed Share Exchange at this time.

Purpose and Effect of the Business Combination with MAC

The proposed acquisition of MAC will be structured as a share exchange transaction. This means that we will issue the MAC shareholders our company shares for their company shares. MAC will become a wholly owned subsidiary of our company. This will permit MAC to continue to conduct its business without any delays associated with business combination transactions. The Company's majority shareholders approved the MAC acquisition.

Past Contacts, Transactions or Negotiations

The consideration exchanged in proposed Share Exchange Agreement between the Company and MAC was negotiated between the Company and MAC in a transaction with management. The management of the Company and MAC share a common director and officer, Dale Hensel. The transaction did not represent an arms-length transaction. At that time, the transaction was valued at $295,000 or $.025 per share. At that time a market value for the Company's common shares was difficult to ascertain because of the limited and illiquid market for the company shares.

Item 7 - Financial Statements

The required financial statements begin at Page F-1 of this document.

We have attached the audited financial statements of Mortgage Assistance Corporation (MAC), the Texas corporation, that we propose to acquire. Additionally, we have included proforma financial information for comparative purposes only which is not indicative of the operating results that actually would have occurred had the MAC acquisition been consummated on December 31, 2004. These results are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combined operations.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 26, 2004, the Registrant's certifying independent accountant, S.W. Hatfield, C.P.A. was dismissed.

The financial statements reported on by S.W. Hatfield, C.P.A. were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the fiscal years ending December 31, 2002 and 2003, and interim periods, with the exception that S.W. Hatfield, C.P.A. did issue a going concern opinion which appears Note C of the Company's financial statements which are a part of the Form 10-KSB Annual Report for the period ending December 31, 2003. There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods, including the interim period up through the date the relationship ended. On July 26, 2004, we engaged a replacement independent certifying accountant firm named Sutton Robinson Freeman & Co., P.C., Certified Public Accountants located in Tulsa, Oklahoma.

Item 8A - Controls and Procedures

As of the end of the reporting period, December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

8B. OTHER INFORMATION. None

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company's Officers and Directors during 2004 were as follows:

Name                  Age       Position and Tenure

Richard Fricke        60        President, CEO, Director, Resigned 3-5-04
Dominic G. Parisis    74        CFO, Secretary, Director, Resigned 3-5-04
Dale J. Hensel (1)    35        President, CEO, CFO, Director, Appointed 3-19-04

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

Biographical Information
------------------------

Dale J. Hensel was nominated to serve as sole Director and President by the former board of directors on March 5, 2004. Richard Fricke and Dominic Parisi resigned their director and officer positions March 5, 2004 and Mr. Hensel consented to the nomination on March 19, 2004. In 1999, Mr. Hensel was self employed as a real estate investor of multi-family residential property. In May of 1999, he became President and of Meadow Wind, LLC, the co-owner of a 400 unit apartment complex in Dallas, Texas. In February 2000, he sold his interest in Meadow Wind, LLC and was appointed President and member of the board of directors of Remington-Hall Capital Corporation, a financially troubled publicly traded corporation. His principal role was to implement corporate clean-up and reorganization efforts. In October 2000, he resigned his positions with Remington-Hall. In February 2001, he formed H&L International Investments, Inc. The company's principal business operations involved the acquisition, rehabilitation and sale of distressed single family properties in the Dallas area. In October 2001, he was asked once again to act as president of Remington-Hall and he consented. In September 2002, he once again resigned and the company subsequently filed for bankruptcy protection. In February of 2002, he and others formed Note, Inc. which conducted business as Banker's Assistance. Its principal corporate business was the purchase of non-performing real estate secured promissory notes. He left the company in April 2003 and subsequently divested his interest. In April 2003, he formed Mortgage Assistance Corporation, a company devoted to the purchasing of non-performing real estate secured promissory notes and real property investments.

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

CODE OF ETHICAL CONDUCT.

On May 13, 2004, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

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

Item 10- Executive Compensation

As of December 31, 2004, and subsequent thereto, the Company's officers receive no compensation. Due to the lack of ongoing business operations, the Company's sole officer may spend up to approximately 4 hours each per month managing the Company's affairs.

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

Conflicts of Interest
---------------------

Mr. Hensel, as the Company's sole officer and director has a conflict of interest relating to the proposed business combination transaction with MAC because he is an officer, director and shareholder of MAC. As a result of this conflict of interest, we obtained the approval and consent of the proposed business combination transaction from our majority shareholders as required by Florida Statutes 607.0832.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table shows, with the exception of Dale Hensel, as of December 31, 2004, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2004 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group.

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

Based on 664,603 shares issued and outstanding on December 31, 2004 after giving effect to the reverse split of the common stock implemented on November 22, 2004. The share ownership in the table and footnotes below has been reclassified after giving effect to the reverse split.

                                                                  % of Class
    Name and address                   Number of Shares       Beneficially Owned

Richard J. Fricke (1) (2) (4)(5)          131,068                   19.72%
25 Buckingham Ridge Road
Wilton, CT 06897

Dominic G. Parisi (2)(5)                   34,203                    5.14%
701 Kettner Blvd #75
San Diego, CA

Loper & Seymour, P.A. (3)(6)              338,883                   51.0%
Escrow Account
24 East 4th Street
St. Paul, MN 55101

Dale J. Hensel(6)                            -0-                      -0-

All Directors and Officers
     as a Group                           504,019                   75.83%

(1) Includes (a) 1,200 shares of the Company's restricted Common Stock as compensation for his services as an Officer and Director during 1998; (b) currently exercisable options to purchase 10,000 restricted shares of the Company's Common Stock at an exercise price of $2.50 per share, exercisable until December 21, 2008, for his continued service, together with the liability exposure attendant thereto, as an Officer and Director of the Company after the remainder of the Company's Officers and Directors resigned in December 1998. In 1999, the Company converted the award of these options into an award of the Company's restricted Common Stock; (c) options to purchase 100 shares of the Company's restricted Common Stock as compensation for serving as an Officer and Director of the Company during 1998; and (d) 100 shares owned by The Ridge Group.

     Although the following are included in the total, Mr. Fricke specifically disclaims any ownership in the following shares: (a) 328 shares held by the Fricke Family Trust; (b) 2,547 shares held by Mr. Frickes former spouse;
     (c) 328 shares held by his father; (d) 61 shares that he holds as Trustee; and (e) 320 held by his grown children.

(2) In 1999, the Company authorized the issuance options to purchase four hundred (400) shares of the Company's restricted Common Stock at $.0001 per share for a period of five (5) years from the date of the meeting to each member of the Board for each meeting attended. Under this plan, each Director is entitled to currently exercisable options to purchase 6,000 shares of the Company's restricted Common Stock in 1999 and options to purchase 4,000 shares of restricted Common Stock for 2000. There were no options issued in 2001 or 2002. These options were not exercised and expired in 2004.

(3) During the second quarter of 2002, in order to facilitate the Company's merger or other combination with another company, the Company issued a total of 338,883 shares of the Company's restricted stock to be held in escrow for the benefit of the Company's future merger or combination partner.

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

(6)  Dale Hensel became the sole company director and officer on March 19, 2004.

Changes In Control.

We entered into a Letter of Intent with Mortgage Assistance Corporation, a Texas corporation (MAC) on May 14, 2004. The Letter of Intent required shareholder approval of reverse split of our capital stock, a corporate name change and approval of a business combination between our company and MAC. We received shareholder approval and implemented the reverse split of our common stock on a one for two hundred fifty (1:250) share basis, increased our authorized capital from 700,000 post reverse split shares to 50,000,000 shares and changed our corporate name from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation. When we complete the business combination with MAC, Mr. Hensel will become a shareholder of our company. We anticipate completing this business combination transaction during the second quarter of 2005.

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

On September 17, 2002, The Company's Board of Directors agreed to sell, as of June 30, 2002, all of the Company's assets to Environmental Alternatives, Inc.
(EAI), a privately held Vermont corporation, in exchange for EAI'S assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims, causes of action, or other liabilities, including but not limited to interest, costs, expenses, disbursements and attorneys' fees, that could, may or do attach to the Company as of June 30, 2002 as a result of, or is in any way related to any of the Company's obligations to its creditors and all adverse judgments entered against the Company except any obligations to the following:
(A) Continental Stock Transfer and Trust Company,  the Company's transfer agent;
(B) Green Holman Frenia & Company, L.L.P., the Company's former auditors; (C) Arab Commerce Bank, a holder of a Company 6% Convertible Note; and (D) Settlement amounts due upon the completion of a merger or other combination between SACA and another company. Except as provided above, the agreement to assume the Company's liabilities and to indemnify and hold the Company harmless from paying the same is unlimited as to amount or as to time. EAI is owned by Mr. Kenneth Hodgdon, a former employee who was responsible for the Company's daily operations. Shareholders holding a majority of the Company's common stock approved the Agreement by written action in lieu of a shareholder's meeting.

Item 13 - Exhibits

Exhibits
--------

2.0+     Articles of Amendment filed November 16, 2004
2.1++    Articles of Amendment filed January 17, 2005
2.1* Asset Purchase Agreement and Plan of Reorganization between the Company and SAC Delaware dated August 21, 1995
3.1*     Certificate of Incorporation of the Company
3.2*     By-Laws of the Company
3.3** Amendment to Articles on Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.
4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company
10*** Agreement by and between Environmental Alternatives, Inc., a Vermont corporation, including its successors and assigns and the Company transferring all assets of the Company in exchange for the assumption of all liabilities, exclusive of certain defined liabilities retained by the Company, as of June 30,2002.
20.1     Code of Ethical Conduct
31.0 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32.0 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

+        Incorporated  by reference  from  Current  Report filed on November 23,
         2004
++       Incorporated by reference from Current Report filed on January 7, 2005
* Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996.
** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001.
***      Incorporated  by reference from the Company's Form 8-K dated October 2,
         2002.

Item 14 - Principal Accounting Fees and Services

         The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Sutton, Robinson Freeman & Co., of Tulsa, Oklahoma.

                                                Year End                Year End
                                                12-31-03                12-31-04

(1)      Audit Fees                              $5,365                  $9,650
(2)      Audit-related Fees                         -0-                     -0-
(3)      Tax Fees                                $  500                  $3,643
(4)      All other fees                             -0-                     -0-

Total Fees                                       $5,865                  $13,293

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

Sutton, Robinson Freeman & Co. was not engaged for the full year 2004. The fees paid to S. W. Hatfield, C.P.A., our former principal accountant are included in the 2004 figures.

The Company's principal accountant, Sutton, Freeman & Robinson & Co. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Mortgage Assistance Center Corporation

Date: May 5, 2005                         By: /s/ Dale Hensel
                                             -----------------------------------
                                             Dale Hensel
                                             President, Chief Executive Officer,
                                             Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 5, 2005                         By: /s/ Dale Hensel
                                             -----------------------------------
                                             Dale Hensel
                                             President, Chief Executive Officer,
                                             Chief Financial Officer & Director

                     MORTGAGE ASSISTANCE CENTER CORPORATION


            (FORMERLY SAFE ALTERNATIVES CORPORATION OF AMERICA, INC.)




                              FINANCIAL STATEMENTS



                                       AND



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



                           DECEMBER 31, 2004 AND 2003

                     Mortgage Assistance Center Corporation

            (Formerly Safe Alternatives Corporation of America, Inc.)




                                Table of Contents




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm .....................F-2

Financial Statements
     Balance Sheets
        as of December 31, 2004 and 2003.....................................F-4

     Statements of Operations and Comprehensive Loss
        for the years ended December 31, 2004 and 2003.......................F-5

     Statements of Changes in Stockholders' Equity
        for the years ended December 31, 2004 and 2003.......................F-6

     Statements of Cash Flows
        for the years ended December 31, 2004 and 2003.......................F-7

     Notes to Financial Statements...........................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have audited the accompanying balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.), (a
Florida corporation) as of December 31, 2004 and the related statement of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mortgage Assistance Center Corporation as of December 31, 2003, were audited by other auditors whose report dated May 19, 2004, on those statements included an explanatory paragraph that described the going concern uncertainty based on the lack of operations or assets and dependence on others discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Assistance Center Corporation as of December 31, 2004 and results of its operations and cash flows for the year ended December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31 2004, the Company has no viable operations or significant assets and is dependent upon management or significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


/s/ Sutton Robinson Freeman & Co.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 28, 2005

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                                 Balance Sheets
                           December 31, 2004 and 2003




                                     ASSETS
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Current Assets
      Cash on hand and in bank                     $       --      $       --
                                                   ------------    ------------
          Total current assets                             --              --
                                                   ------------    ------------

Total Assets                                       $       --      $       --
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable-trade                       $     25,871    $      1,927
      Advances from affiliate                            42,860            --
      Accrued interest payable                             --              --
                                                   ------------    ------------

          Total current liabilities
                                                         68,731           1,927
                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit)
      Common stock - $.001 par value,
          50,000,000 shares authorized,
          664,603 shares issued and outstanding             665           8,113
      Additional paid in capital                     23,727,231      22,872,575
      Accumulated deficit                           (23,798,786)    (22,884,774)
                                                   ------------    ------------
                                                        (70,890)         (4,086)
      Subscriptions issuable                              2,160           2,160
      Treasury stock - at cost (47 shares)                   (1)             (1)
                                                   ------------    ------------

          Total stockholders' equity (deficit)          (68,731)         (1,927)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       --      $       --
                                                   ============    ============





The accompanying notes are an integral part of these financial statements

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                 Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2004 and 2003



                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Operating Expenses
    General and administrative expenses                  72,955          18,294
    Interest expense                                      2,321           3,162
    Compensation expense related to
        common stock issuances at less
        than "fair value"                               838,736            --
    Depreciation and amortization                          --              --
                                                   ------------    ------------
        Total operating expenses                        914,012          21,456
                                                   ------------    ------------

Operating loss                                         (914,012)        (21,456)

Other income (expense):                                    --             7,000
    Forgiveness of debt                                    --            (5,000)
                                                   ------------    ------------
    Settlement of judgement                                --             2,000
                                                   ------------    ------------

Loss before provision for income taxes                 (914,012)        (19,456)

Income tax benefit (expense)                               --              --
                                                   ------------    ------------

Net Loss                                               (914,012)        (19,456)

Other comprehensive income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $   (914,012)   $    (19,456)
                                                   ============    ============
Net loss per weighted-average share
    of common stock outstanding, calcuated
    on Net Loss - basic and fully diluted          $      (1.38)   $      (0.03)
                                                   ============    ============

Weighted-average number of shares of
    common stock outstanding                            664,603         664,603
                                                   ============    ============



The accompanying notes are an integral part of these financial statements


                 Safe Alternatives Corporation of America, Inc.
            (Formerly Safe Alternatives Corporation of America, Inc.)
                         Changes in Stockholders' Equity
                     Years Ended December 31, 2004 and 2003



                                               Common Stock              Additional
                                       ----------------------------       paid-in      Accumulated
                                          Shares         Par Value        capital         deficit
                                       ------------    ------------    ------------    ------------
Balance at
  January 1, 2003                       165,853,058    $      8,113    $ 22,801,891    $(22,865,318)

Advances from affiliates contributed
  as additional paid in capital                --              --            70,684            --

Net loss for the year                          --              --              --           (19,456)
                                       ------------    ------------    ------------    ------------

Balances at
  December 31, 2003                     165,853,058           8,113      22,872,575     (22,884,774)

Issuance of common stock held in
  escrow for legal services                    --             8,472         838,736            --

One- for- two hundred fifty
  reverse stock split                  (165,188,455)        (15,920)         15,920            --

Net loss for the year                          --              --              --          (914,012)
                                       ------------    ------------    ------------    ------------

Balances at
  December 31, 2004                         664,603    $        665    $ 23,727,231    $(23,798,786)
                                       ============    ============    ============    ============


                                                              Treasury Stock
                                       Subscription    ----------------------------
                                         issuable         Shares           Cost
                                       ------------    ------------    ------------

Balance at
  January 1, 2003                      $      2,160         (11,682)   $         (1)

Advances from affiliates contributed
  as additional paid in capital                --              --              --

Net loss for the year                          --              --              --
                                       ------------    ------------    ------------

Balances at
  December 31, 2003                           2,160         (11,682)             (1)

Issuance of common stock held in
  escrow for legal services                    --              --              --

One- for- two hundred fifty
  reverse stock split                          --            11,635            --

Net loss for the year                          --              --              --
                                       ------------    ------------    ------------

Balances at
  December 31, 2004                    $      2,160             (47)   $         (1)
                                       ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                            Statements of Cash Flows
                     Years ended December 31, 2004 and 2003

                                                          Year ended           Year ended
                                                      December 31, 2004    December 31, 2003
                                                      -----------------    -----------------
Cash Flows from Operating Activities
   Net loss for the period                            $        (914,012)   $         (19,456)
   Adjustments to reconcile net loss to net cash
      provided by operating expenses
       Depreciation                                                --                   --
       Professional fees paid with common stock                   8,472                 --
       Compensation expense related to common
          stock issuances at less than "fair value"             838,736                 --
       Forgiveness of trade accounts payable                       --                 (7,000)
       Increase (Decrease) in
          Accounts payable - trade                               23,944              (12,012)
          Accrued interest payable                                 --                 (7,216)
                                                      -----------------    -----------------

Net cash used in operating activities                           (42,860)             (45,684)
                                                      -----------------    -----------------

Cash Flows from Investing Activities                               --                   --
                                                      -----------------    -----------------

Cash Flows from Financing Activities
   Cash advanced by affiliate to support operations              42,860                 --
   Cash contributed to support operations                          --                 70,684
   Cash used to pay convertible debt                               --                (25,000)
                                                      -----------------    -----------------

Net cash provided by financing activities                        42,860               45,684
                                                      -----------------    -----------------

Increase (Decrease) in Cash                                        --                   --

Cash at beginning of period                                        --                   --
                                                      -----------------    -----------------

Cash at end of period                                 $            --      $            --
                                                      =================    =================

Supplemental Disclosure of
   Interest and Income Taxes Paid
      Interest paid for the period                    $            --      $          10,378
                                                      =================    =================
      Income taxes paid for the period                $            --      $            --
                                                      =================    =================




   The accompanying notes are an integral part of these financial statements.

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



Note 1 - Organization and Description of Business
         ----------------------------------------

     Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.) (the "Company" or "MAC") was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company completed an initial public offering of its common stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations, and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

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

     Pursuant to a Majority Shareholder Consent, on May 14, 2004, the Company's Board of Directors authorized a change in the Company name to Mortgage Assistance Center Corporation. The Company's Articles of Incorporation were amended on December 22, 2004 and will become effective January 17, 2005. The change in corporate name was made in connection with the requirement of a Letter of Intent executed between the Company and an affiliated entity, in which certain reorganizational steps were undertaken prior to the completion of a business combination transaction more fully described in
     Note 3.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



Note 1 - Organization and Description of Business (Continued)
         ----------------------------------------

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



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

     In May 2004, a majority shareholder action approved the reverse stock split and the reduction in the authorized number of common shares. However, as of March 28, 2005, the proposed business combination with Mortgage Assistance Corporation had not been consummated.

     While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003


Note 3 - Going Concern Uncertainty (Continued)
         -------------------------

     If no additional operating capital is received during the next twelve months, the Company will be forced to rely upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity during this time. In the event the Company is unable to acquire advances from management and/or significant stockholders, the Company's continued existence as a going concern would be jeopardized.

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

     Income Taxes:

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company during the year 2000.

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003


     Income (Loss) per share:

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss)  by  the   weighted-average   number  of  shares  of  common   stock
     outstanding. The calculation of



Note 4 - Summary of Significant Accounting Policies
         ------------------------------------------

     fully diluted earnings (loss) per share assumes the dilutive effect of the exercise outstanding options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2004 and 2003, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


     In November 2004, a one-for-two hundred fifty (1:250) reverse stock split was effected. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the stock split.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



     In March and April 1998, the Company issued its 6% Convertible Notes (the "Notes") in the aggregate principal amount of $726,500 in a private placement under Rule 505 of Regulation D. The Notes bore interest at 6.0% per annum, payable semi-annually in arrears, in cash or, at the Company's option, in shares of common stock of the Company.

Note 6 - Convertible Notes Payable (continued)
         -------------------------

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

     The Notes were convertible into shares of common stock at the option of the holder at any time following the earlier of (i) 90 days after the filing of a registration statement with the U. S. Securities and Exchange Commission
     (SEC) covering the shares to be received upon conversion or (ii) the date the SEC declared such registration statement effective. The conversion price per share was the lesser of (i) 70% of the average closing bid price per share of common stock for the five trading days prior to the conversion date or (ii) $0.25. Upon conversion, any accrued and unpaid interest was waived by the holder. The Company had the option to repurchase the Notes from the holder prior to registration of the underlying shares at a premium of 10% over the purchase price of the Notes. The Company agreed to file a registration statement with the SEC not later than June 3, 1998, and use its best efforts to have the registration statement declared effective not later than July 3, 1998. Through June 30, 2002, the Company made no payments on these notes; had not repurchased any of these Notes, and was in default with regard to its registration obligation.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003




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

Note 7 - Advances from Affiliates
         ------------------------

     During 2003, an affiliate of the Company made unsecured advances of approximately $70,700 to support operations and provide working capital. At December 31, 2003, the affiliate contributed these advances as additional paid-in capital.
     During the year ended December 31, 2004, in anticipation of the reverse acquisition transaction discussed in previous footnotes, Mortgage Assistance Corporation advanced to or paid expenses on behalf of the Company of approximately $43,000. These advances are unsecured and are repayable upon demand.

Note 8 - Income Taxes
         ------------
     The components of income tax (benefit) expense, on continuing operations, for the years ended December 31, 2004 and 2003, respectively, are as follows:


                                        Year Ended    Year Ended
                                      December 31,   December 31,
                                          2004           2003
                                      ------------   ------------
     Federal:
         Current                      $       --     $       --
         Deferred                             --             --
                                      ------------   ------------
                                              --             --
                                      ------------   ------------
     State:
         Current                              --             --
         Deferred                             --             --
                                      ------------   ------------

         Total                        $       --     $       --
                                      ============   ============


     As of December 31, 2004, the Company had a net operating loss carryforward of approximately $9,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. If the reverse acquisition transaction discussed previously occurs, the usage of


                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



Note 8 - Income Taxes (continued)
         ------------

     the Company's net operating loss carryforward will be severely limited. The amount and  availability  of the net operating  loss  carryforwards  may be subject to  limitations  set forth by Section 338 of the  Internal  Revenue
     Code. Factors such as the number of shares ultimately issued within a three year  look-back  period;  whether  there is a deemed  more than 50  percent
     change  in  control;   the  applicable  long-term  tax  exempt  bond  rate;
     continuity of historical business; and subsequent income of the Company all enter into the annual  computation of allowable  annual  utilization of the carryforwards.

     The Company's income tax expense for the years ended December 31, 2004 and 2003, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                                Year Ended      Year Ended
                                                               December 31,    December 31,
                                                                   2004            2003
                                                               ------------    ------------
     Statutory rate applied to income
        before income taxes                                    $   (310,800)   $     (6,600)
     Increase (decrease) in income taxes
       resulting from:
         State income taxes                                            --              --
         Non-deductible compensation expense related
            to common stock issued at less than "fair value"        285,200            --
         Other, including reserve for deferred tax asset and
            application of net operating loss carryforward           25,600           6,600
                                                               ------------    ------------
     Income tax expense                                        $       --      $       --
                                                               ============    ============




     Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to the following deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003



Note 8 - Income Taxes (continued)
         ------------

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

     Deferred tax assets
          Net operating loss carryforwards         $  3,174,500    $  3,148,900
          Less valuation allowance                   (3,174,500)     (3,148,900)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============



     During the years ended December 31, 2004 and 2003, respectively, the reserve for the deferred tax asset did not significantly change.

Note 9 - Common Stock Transactions
         -------------------------

     During July 2002, in order to facilitate the Company's merger or other business combination transaction with another company, the Company issued a total of 84,720,733 pre-split shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value had been assigned to this issuance pending the consummation of a business combination transaction. On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services. The transaction was valued at approximately $8,500, which equaled the common stock's par value of $.0001 per share, and these shares were deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the imputed fair value of this transaction was calculated as approximately $847,200, using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations.

     On May 14, 2004, the Stockholders approved an amendment to the Company's Articles of Incorporation which increased the par value of each share of common stock from $0.0001 per share to $0.001 per share and decreased the number of authorized common shares from 175,000,000 shares to 50,000,000 shares. The Stockholders also approved a one-for-two hundred fifty (1:250) reverse stock split. Pursuant to authorization by the Board of Directors,

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                     Years ended December 31, 2004 and 2003




Note 9 - Common Stock Transactions (continued)
         -------------------------

     the reverse stock split became effective for stockholders of record as of November 22, 2004. Stock certificates representing pre-split denominations may be exchanged for stock certificates representing the post-split denominations, at the election of stockholders, as mandatory certificate exchange is not required.

     Common stock and additional paid-in capital at December 31, 2004 have been restated to reflect this split. The number of common shares issued at December 31, 2004 after giving effect to the split, was determined to be 664,603 (165,853,058 shares issued before the split), including 1191 shares estimated to be issued to fractional stockholders.

     The effect of the reverse stock split has been reflected as of December 31, 2004 in the balance sheet and statement of changes in stockholders' equity, but activity for 2004 and prior periods has not been restated in those statements. All references to the number of common shares and per share amounts elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

Note 10 - Treasury Stock
          --------------

     Treasury stock represents 47 shares (11,682 before reverse stock split), recorded at cost, being held in trust to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.

                         MORTGAGE ASSISTANCE CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003


                                      WITH



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                         Mortgage Assistance Corporation
                              Financial Statements
                          Year Ended December 31, 2004
                                       and
        Period from Inception (March 28, 2003) through December 31, 2003




                                    Contents




Report of Independent Registered Public Accounting Firm......................F-3


Audited Financial Statements:

     Balance Sheets..........................................................F-4
     Statements of Operations................................................F-6
     Statements of Changes in Stockholders' Equity...........................F-8
     Statements of Cash Flows................................................F-9
     Notes to Financial Statements..........................................F-11

The Board of Directors
Mortgage Assistance Corporation
Dallas, Texas


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Mortgage Assistance Corporation (A Texas corporation) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004, and period from inception (March 28, 2003) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Assistance Corporation as of December 31, 2004 and 2003, and the results of its operations, cash flows and changes in stockholders' equity for the year ended December 31, 2004 and period from inception through December 31, 2003, in conformity with U.S. generally accepted accounting principles.




--------------------------------------
Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
April 12, 2005

                         Mortgage Assistance Corporation
                                 Balance Sheets
                           December 31, 2004 and 2003



                                     ASSETS
                                                         2004           2003
                                                     -----------    -----------
Current Assets
Cash and cash equivalents                            $   572,884    $    76,533
Portfolio assets, at cost (Notes 2 and 4)                764,868        586,228
Accounts receivable-related parties (Note 7)              92,528         78,177
Prepaid expenses                                          34,866         90,006
                                                     -----------    -----------

                                                       1,465,146        830,944
                                                     -----------    -----------
Property And Equipment, at cost
Furniture, equipment & computers                          58,352         21,208
Less accumulated depreciation                             11,133            806
                                                     -----------    -----------

                                                          47,219         20,402
                                                     -----------    -----------
Investments And Other assets
Investment in public company (Note 11)                   295,000        295,000
Investment in  MAP/MAC, LLC (Note 5)                      39,797           --
Rent & utility deposits                                    3,000          3,000
                                                     -----------    -----------

                                                         337,797        298,000
                                                     -----------    -----------

Total Assets                                         $ 1,850,162    $ 1,149,346
                                                     ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                         Mortgage Assistance Corporation
                                 Balance Sheets
                           December 31, 2004 and 2003




                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2004           2003
                                                     -----------    -----------
Current Liabilities
Notes payable-individuals (Note 6)                   $   948,000    $   478,000
Accounts payable-trade                                   151,751           --
Accounts payable-others                                   89,784        137,784
Accounts payable-related parties (Note 7)                 18,422         36,360
Accrued fees & wages                                     188,344         98,955
Accrued interest payable                                  32,024          1,387
Other accrued liabilities                                  4,051            160
Note payable-corporate acquisition (Note 11)                --          235,000
Notes payable-stockholders (Note 7)                         --           66,963
                                                     -----------    -----------

                                                       1,432,376      1,054,609
                                                     -----------    -----------
Long-term Debt
Notes payable-individuals (Note 6)                       373,200        150,000
                                                     -----------    -----------

Stockholders' Equity
Common stock, par value $0.001 per share;
  authorized 100,000,000 shares; issued 5,331,350
  and 5,306,350 shares in 2004 and
  2003, respectively                                       5,331          5,306
Additional paid-in capital                               448,646        326,024
Retained earnings (deficit)                             (409,391)      (386,593)
                                                     -----------    -----------

                                                          44,586        (55,263)
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 1,850,162    $ 1,149,346
                                                     ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                         Mortgage Assistance Corporation
                             Statement of Operations
                           Year December 31, 2004 and
        Period from Inception (March 28, 2003) through December 31, 2003



                                                         2004           2003
                                                     -----------    -----------
Revenues
Sales of portfolio assets (Note 2)                   $ 3,953,712    $      --
Cost of portfolio assets sold (Note 2)                 2,786,562           --
                                                     -----------    -----------
Gain on sale of portfolio assets                       1,137,150           --
Servicing fees from affiliates and others (Note 7)        53,120           --
Income from joint venture (Note 5)                        27,797           --
Other income                                              15,413          6,141
                                                     -----------    -----------
Total Revenues                                         1,233,480          6,141
                                                     -----------    -----------

Expenses
Sales Expenses
Commission expense                                        32,707          5,000
Travel, lodging & meals                                   38,304          1,173
Due diligence cost & fees                                 10,072          1,890
Property taxes                                             3,529           --
                                                     -----------    -----------
                                                          84,612          8,063
                                                     -----------    -----------
General & Administrative Expenses
Wages & contract labor                                   566,613        105,825
Corporate expenses                                        83,085           --
Legal & professional fees                                 71,959         38,746
Office supplies & miscellaneous                           62,800         33,574
Payroll taxes & employee benefits                         44,526          3,275
Rent                                                      38,314         10,190
Telephone & utilities                                     20,044          8,776
Printing & postage                                        16,279          1,089
Travel, lodging & vehicles                                12,121          6,066
                                                     -----------    -----------
                                                         915,741        207,541
                                                     -----------    -----------
Other Expenses
Interest expense                                         199,414         11,324
Software development                                      46,646           --
Depreciation expense                                       9,865            806
Expired option fee (Note 11)                                --         (165,000)
                                                     -----------    -----------
                                                         255,925        177,130
                                                     -----------    -----------
Total Expenses                                         1,256,278        392,734
                                                     -----------    -----------

Income (loss) before income taxes                        (22,798)      (386,593)





   The accompanying notes are an integral part of these financial statements.

                         Mortgage Assistance Corporation
                             Statement of Operations
                           Year December 31, 2004 and
        Period from Inception (March 28, 2003) through December 31, 2003





                                                         2004           2003
                                                     -----------    -----------


Provision (benefit) for income taxes (Note 8)               --             --
                                                     -----------    -----------
Net loss                                             $   (22,798)   $  (386,593)
                                                     ===========    ===========

Net loss per share (Note 10)                         $     (0.01)   $     (0.13)
                                                     ===========    ===========



























   The accompanying notes are an integral part of these financial statements.


                         Mortgage Assistance Corporation
                             Statement of Cash Flows
                           Year December 31, 2004 and
        Period from Inception (March 28, 2003) through December 31, 2003



                                                                      2004         2003
                                                                   ---------    ---------
Cash Flows From Operating Activities
Net loss                                                           $ (22,798)   $(386,593)
                                                                   ---------    ---------
Adjustments to reconcile net loss to net
cash provided (used) by operating activities
Depreciation                                                           9,865          806
Amortization of prepaid interest                                      71,740        9,260
Amortization of deferred rent                                         10,767        2,500
Income from joint venture                                            (27,797)        --
Change in assets and liabilities, excluding effect of
MSP acquisition
(Increase) decrease in mortgage note receivable pools                225,775     (586,228)
(Increase) decrease in accounts receivable from related parties     (104,527)     (78,177)
(Increase) decrease in prepaid insurance                             (27,367)        (766)
(Increase) decrease in deposits                                         --         (3,000)
Increase (decrease) in accounts payable-trade                        150,408      137,784
Increase (decrease) in accounts payable-others                       (58,195)        --
Increase (decrease) in accounts payable-related parties             (106,026)      36,360
Increase (decrease) in accrued fees & wages                           89,389       98,955
Increase (decrease) in accrued interest                               30,637        1,387
Increase (decrease) in other accrued liabilities                       3,891          160
                                                                   ---------    ---------

Total adjustments                                                    268,560     (380,959)
                                                                   ---------    ---------

Net Cash Provided (Used) by Operating Activities                     245,762     (767,552)
                                                                   ---------    ---------

Cash Flows From Investing Activities
Purchases of property and equipment                                  (24,695)     (19,858)
Investment in partnership                                            (12,000)        --
Investment in public shell corporation                              (235,000)     (60,000)
                                                                   ---------    ---------

Net Cash Used by Investing Activities                               (271,695)     (79,858)
                                                                   ---------    ---------



   The accompanying notes are an integral part of these financial statements.



                         Mortgage Assistance Corporation
                             Statement of Cash Flows
                           Year December 31, 2004 and
        Period from Inception (March 28, 2003) through December 31, 2003



                                                                      2004         2003
                                                                   ---------    ---------
Cash Flows From Financing Activities
Issuance of common stock                                              25,000      228,980
Proceeds from issuance of debt to individuals                        470,000      628,000
Proceeds from loans from stockholders                                 30,784       66,963
Repayment of loans from stockholders                                  (3,500)        --
                                                                   ---------    ---------


Net Cash Provided by Financing Activities                            522,284      923,943
                                                                   ---------    ---------

Net Increase in Cash                                                 496,351       76,535

Cash at Beginning of Period                                           76,533         --
                                                                   ---------    ---------

 Cash at End of Period                                             $ 572,884    $  76,535
                                                                   =========    =========


Supplemental Disclosures

Noncash Investing and Financing Activities:
Stockholders' debt contributed to
additional paid-in capital                                         $  97,647    $    --
Investment in public corporate shell financed by short-term debt   $    --      $ 235,000
Equipment acquired by issuance of common stock                     $    --      $   1,350

Cash Paid During the Year for:
Interest                                                           $    --      $     676
Income taxes                                                       $    --      $    --



   The accompanying notes are an integral part of these financial statements.




                         Mortgage Assistance Corporation
                  Statement of Changes in Stockholders' Equity
                           Year December 31, 2004 and
        Period from Inception (March 28, 2003) through December 31, 2003


                                                                     Additional
                                             Common        Par        Paid In      Retained
                                             Shares       Value       Capital       Deficit        Total
                                           ----------   ----------   ----------   -----------    ----------
Balances, March 28, 2003                         --     $     --     $     --     $      --      $     --

Common shares issued:
For cash                                    5,204,000        5,204      223,776          --         228,980

In lieu of rent                                20,000           20       19,980          --          20,000

In lieu of interest                            81,000           81       80,919          --          81,000

For computer equipment                          1,350            1        1,349          --           1,350

Net loss                                         --           --           --        (386,593)     (386,593)
                                           ----------   ----------   ----------   -----------    ----------

Balances, December 31, 2003                 5,306,350        5,306      326,024      (386,593)      (55,263)

       Common shares issued for cash           25,000           25       24,975          --          25,000

Stockholders' debt contributed
  to additional paid in capital                  --           --         97,647          --          97,647


Net loss                                         --           --           --         (22,798)      (22,798)
                                           ----------   ----------   ----------   -----------    ----------

Balances, December 31, 2004                 5,331,350   $    5,331   $  448,646   $  (409,391)   $   44,586
                                           ==========   ==========   ==========   ===========    ==========












   The accompanying notes are an integral part of these financial statements.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003



Note 1 - Organization and Nature of Business
         -----------------------------------

     Mortgage Assistance Corporation ("MAC" or the "Company") was incorporated in the State of Texas on March 28, 2003. The Company is a financial services company that acquires, manages, and resells first and second liens. Additionally, when necessary the Company will foreclose, rehabilitate and sell the homes that are securing the mortgage notes that were purchased.

     The Company acquires and manages pools of distressed real estate-based mortgages. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgage, typically between ninety days and two years past due and secured by residential real estate. The Company acquires both priority ("first") and subordinate ("second") mortgage loans or "liens". Approximately 1% of the loans acquired are subordinate liens, which bear the risk of being reclassified as an unsecured loan should the first lien holder foreclose on the property. The Company primarily acquires non-performing first lien loan pools of varying amounts from banks and other lenders at a significant discount from the loans' outstanding legal principal amount, the total of the aggregate of expected future sales price and the total payments to be received from obligors.

     After the Company acquires the loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company will resell a substantial portion of its re-performing loans in various-sized loan pools. The Company will be required to foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single- family dwellings and possibly other real estate. Such foreclosed real estate will be held, rehabilitated where necessary, and sold.

     The Company commenced full scale operations during the first quarter of 2004. Through December 31, 2003, the Company had purchased three loan pools on the secondary market and made nominal collections of delinquent loan principal and interest. Sales of loan pools had not been consummated, nor were there any foreclosures of secured real estate through December 31, 2003.


Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

     Portfolio Assets:

     Portfolio assets are held for sale and reflected in the accompanying financial statements as mortgage note receivable pools or real estate portfolios. The following is a description of each classification and the related accounting policy accorded to each portfolio type:

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003



Note 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

     Mortgage Note Receivable Pools:

     Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are charged to operations.

     Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no impairment allowance was required at December 31, 2004 and 2003.

     The Company recognizes gain or loss upon the resale or other resolution of mortgage loan pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

     Real Estate Portfolios:

     Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes receivable. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resaleable condition, as well as any maintenance, taxes and insurance costs required during the holding period are charged to operations. Income or loss is recognized upon the disposal of real estate at date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for the portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

     Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts,

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 2 - Summary of Significant Accounting Policies  (Continued)
         ------------------------------------------

     which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment was required at December 31, 2004.

     Cash and Cash Equivalents:

     The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

     Fair Value of Financial Instruments:

     The Company's financial instruments include cash, receivables, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable approximate fair value based on borrowing terms currently available to the Company.

     Advertising Costs:

     Advertising costs are expensed as incurred as selling, general and administrative expenses in the accompanying statement of operations.

     Property and Equipment:

     Property and equipment acquired are recorded at cost. Depreciation of property and equipment is determined by the straight line and double-declining balance methods over estimated useful lives ranging from two to seven years.

     Upon sale, retirement or other disposal of property and equipment, the related cost and accumulated depreciation are removed from the accounts. All gains or losses arising from the sale, retirement or other disposition of property or equipment are reflected in earnings.

     Maintenance, repairs, renewals and betterments, in general, are charged to expense as incurred, except that of major renewals and betterments which extend the life on an asset or increase the value thereof are capitalized.

     Income Taxes:

     The Company accounts for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 2 - Summary of Significant Accounting Policies  (Continued)
         ------------------------------------------

     the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions on enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that all or a portion of the deferred tax asset will not be realized.

     Net Loss Per Share:

     The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income
     (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications:

     Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

Note 3 - Asset Acquisition
         -----------------

     Effective January 1, 2004, the Company acquired the assets of Mortgage Solution Partners ("MSP"), a proprietorship owned by a principal officer of the Company. Under the terms of the agreement, the Company acquired assets with a cost basis of $416,549, of which $404,415 represented the cost basis of certain mortgage note receivable pools. No cash was required for the acquisition, with the Company assuming debt of $416,549, including a long-term note payable obligation to an individual in the amount of $223,200.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003



Note 4 - Portfolio Assets
         ----------------

     Portfolio assets were comprised of the following at December 31, 2004 and 2003:

                                                             2004        2003
                                                         ----------   ----------

     Mortgage note receivable pools                      $  554,642   $  586,228
     Real estate portfolios                                 150,976         --
     Other                                                   59,250         --
                                                         ----------   ----------

          Total portfolio assets                            764,868      586,228

     Valuation allowance for impairment                        --           --
                                                         ----------   ----------

          Net portfolio assets                           $  764,868   $  586,228
                                                         ==========   ==========


     Portfolio assets are pledged to secure non-recourse notes payable to individuals (See Note 6).




Note 5 - Investment in Joint Venture
         ---------------------------

     Effective September 30, 2004, the Company acquired a 50% interest in MAP/MAC, LLC, a joint venture with an unrelated party formed for the purpose of acquiring mortgage note receivable pools in the secondary market. The Company's investment in MAP/MAC, LLC is accounted for using the equity method.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 5 - Investment in Joint Venture (Continued)
         ---------------------------

     A summary of the results of operations for the period ended December 31, 2004, and net assets at December 31, 2004 for MAP/MAC, LLC is as follows:


     Results of operations:
           Total revenues                                          $    176,378
           Operating profit                                              55,594
           Net income                                                    55,594

     Net assets:
           Current assets                                          $    393,229
           Noncurrent assets                                               --
                                                                   ------------
           Total assets                                                 393,229

           Current liabilities                                         (313,635)
                                                                   ------------
                                                                   $     79,594
                                                                   ============


Note 6 - Notes Payable
         -------------

     At December 31, 2004, notes payable to individuals were comprised of the following:




                                                               2004       2003
                                                             --------   --------

     Loan due interest only monthly at 16%,
     maturing February 2006                                  $223,200   $   --


     Loans due interest only on a monthly
     basis, maturing January 2005, with a
     weighted average interest rate of 12.8%                  258,000    258,000

     Loans due principal and accrued interest at
     10% at maturity in March 2005                            210,000       --

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 6 - Notes Payable (Continued)
         -------------

                                                            2004          2003
                                                         ----------   ----------

      Loan due $50,000 January 2005, with balance
      of $150,000 due March 2005, interest at 2%
      payable monthly (10% beginning January 2005)
      plus issuance of 50,000 shares of common
      stock at inception and 5,000 shares monthly,
      beginning November 2004, in lieu of additional
      interest                                           $  200,000   $  200,000

      Loan due $50,000 January 2005, with balance
      of $100,000 due February 2006, issuance of
      30,000 shares of common stock at inception
      and 1,800 shares monthly beginning April 2005
      through maturity in lieu of interest                  150,000      150,000

      Loan due interest only on a monthly basis at 18%,
      maturing July 2005                                    150,000         --

      Loans due interest only on a monthly or
      quarterly basis at 10%, maturing March
      2005 through 2006                                     130,000       20,000
                                                         ----------   ----------

            Total                                         1,321,200      628,000

            Less portion due within one year                948,000      478,000
                                                         ----------   ----------

                                                         $  373,200   $  150,000
                                                         ==========   ==========


     The loans from individuals are secured by certain real estate mortgage note receivable pools.

     As described above, the Company's loans from individuals have interest rates ranging from 2% to 18% and/or require the issuance of shares of common stock in addition to or in lieu of interest, using an assumed value of $1.00 per share. In 2003, 81,000 shares of the Company's common stock were issued to certain individuals to satisfy loan interest requirements.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 6 - Notes Payable (Continued)
         -------------

     No shares of common stock were issued under such arrangements in 2004, however accrued interest payable at December 31, 2004 includes a provision for interest payable via future stock issuances. At December 31, 2004, the Company was obligated for approximately $45,000 worth of future stock issuances in order to satisfy interest requirements through maturity of the related loans.

     The weighted average interest rate on debt to individuals was 17.1% and 20.0% for 2004 and 2003, respectively.

     At December 31, 2004, maturities of notes payable to individuals were as follows:

                  2005                            $948,000
                  2006                             373,200


Note 7 - Related Party Transactions
         --------------------------

     During the periods ended December 31, 2004 and 2003, the Company engaged in certain transactions with the Company's three principal officers and stockholders and with three affiliated entities, Mortgage Solutions Partners ("MSP"), a proprietorship, Abovo Corporation, and Vision Ads, Inc. ("VA"), a corporation dba "Red Horse Realty", all owned by the Company's Vice-President. During the year ended December 31, 2004, the Company also engaged in certain transactions with two other affiliated entities, MAP/MAC, LLC (an unincorporated joint venture) and Mortgage Assistance Center Corporation ("MACC").

     In 2003, the Company earned $6,141 for advances to MSP for the purchase and management of mortgage note receivable pools acquired by MSP. Additionally, the Company incurred fee expense of $20,259 to MSP for the management and administration of certain MAC loans by MSP. MSP was engaged in substantially the same business as the Company. MSP's assets were acquired by the Company in a purchase transaction effective January 1, 2004 (See
     Note 3). The Company had a receivable of $78,177 from MSP at December 31, 2003 which was eliminated in the purchase transaction.

     Upon the acquisition of MSP, the Company assumed debts owed to Abovo Corporation by MSP. Abovo Corporation engages in the purchase and sale of residential real estate, and often carries the note receivable with its purchasers. In 2004, the Company began servicing Abovo Corporation's real estate loans and recognized $25,234 in service fee income.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 7 - Related Party Transactions (Continued)
         --------------------------

     At December 31, 2004, the Company had an account payable to Abovo Corporation of $18,422.

     The Company and VA, a real estate management firm, share certain office space, personnel and other administrative costs. The Company and VA record their proportionate share of the common expenses based on the relative proportion of total personnel utilized by the two entities. As a result of these transactions, VA owed the Company $19,490 at December 31, 2004, while the Company owed VA $36,360 at December 31, 2003.

     Two of the Company's principal officers and stockholders made cash advances to, and paid certain expenses on behalf of the Company. Such unpaid advances were non-interest bearing and due upon demand and amounted to $66,963 at December 31, 2003. Effective December 31, 2004, the outstanding balance of debt owed to the officers, $97,647, was forgiven by the officers and contributed to additional paid-in-capital.

     During the periods ended December 31, 2004 and 2003, the Company's principal officers did not receive salaried compensation for their services. The Company paid an officer and stockholder $69,050 and $17,500 for consulting services during the periods ended December 31, 2004 and 2003, respectively.

     During 2004, the Company paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of the Company (See Note 5) and Mortgage Assistance Center Corporation, a planned merger partner (See Note 11). The Company also charged MAP/MAC, LLC fees for servicing its note pools. Such fees amounted to $21,279 for the year ended December 31, 2004. At December 31, 2004, the Company had accounts receivable from MAP/MAC and MACC of $27,261 and $42,860, respectively.

Note 8 - Income Taxes
         ------------

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets at December 31, 2004 and 2003 is a result of the following:

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 8 - Income Taxes (Continued)
         ------------


                                                            2004         2003
                                                         ---------    ---------
     Deferred tax assets:
           Federal tax operating loss carryforward       $  74,900    $  99,400
           Accrued fees and wages                           64,000       33,200
           Other                                            (3,800)      (1,800)
                                                         ---------    ---------

     Total gross deferred tax assets                       135,100      130,800

     Valuation allowance                                  (135,100)    (130,800)
                                                         ---------    ---------

           Net deferred tax assets                       $    --      $    --
                                                         =========    =========



     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense (benefit) for the periods ended December 31, 2004 and 2003 follows:



                                                            2004         2003
                                                         ---------    ---------

     Statutory federal tax rate                               (34%)        (34%)
     Increase (decrease) in taxes resulting from:
        State tax, net of federal benefit                     --           --
        Increase (decrease) in valuation allowance              34           34
                                                         ---------    ---------

        Effective rate                                        --           --
                                                         =========    =========






     At December 31, 2004 the Company had an available net operating loss carry forward of approximately $220,000 to offset future taxable income. The net operating loss will expire if not utilized by 2023.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003





Note 9 - Lease
         -----

     The Company leases space for its corporate offices under a two-year operating lease expiring in September 2005. The lease terms require total rentals of $56,285 in cash over the two-year period plus 20,000 shares of the Company's common stock in order to compensate for below-market cash rent over the lease term. The lease is guaranteed by an officer of the Company.

     The lease requires the Company to pay all taxes, insurance and maintenance costs associated with the leased premises. The lease contains a renewal option for an additional three years. Rent expense under this lease was $38,314 and $10,190 for the periods ended December 31, 2004 and 2003, respectively.

     At December 31, 2004, minimum future cash rentals under this noncancellable operating lease were $22,455.


Note 10 - Earnings Per Share
          ------------------


                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
     Primary earnings per share:
             Common shares outstanding                5,331,350       5,306,350
                                                   ------------    ------------

             Weighted average shares outstanding      5,331,213       2,955,768
                                                   ------------    ------------

             Earnings (loss) per share             $      (0.01)   $      (0.13)
                                                   ============    ============

     Fully diluted earnings per share:
             Common shares outstanding                5,331,350       5,306,350
                                                   ------------    ------------

             Weighted average shares outstanding      5,331,213       2,955,768
                                                   ------------    ------------

             Earnings (loss) per share             $      (0.01)   $      (0.13)
                                                   ============    ============

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003





Note 11 - Proposed Business Combination
          -----------------------------

     In May 2003 the Company signed a letter agreement with an unrelated third party to acquire the common shares of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.) a publicly traded (NASDQ) Florida corporation. Since July 1, 2002, MACC has not had assets or operating activities. Under the terms of the agreement the Company agreed to pay $460,000 in varying installments to the third party by September 2003. The Company, after paying $165,000, failed to make the remaining installment payments and the agreement was terminated in 2004. The $165,000 was charged to operations in the period ending December 31, 2003.

     On May 14, 2004 the Company executed a Letter of Intent with MACC, whereby subject to the approval of MACC's shareholders, the Company offered to be acquired by MACC on the following terms and conditions: MACC board will call a special shareholders meeting or obtain a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and recommend and approve the following actions:

          1. Effect a reverse split of the MACC common shares on a One for Two Hundred Fifty (1:250) basis;
          2.   Effect a corporate name change from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation;
          3.   Change the  authorized  number of common shares to be issued from
               175,000,000 to 50,000,000 shares;
          4. Authorize a business combination whereby MACC will exchange 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of Mortgage Assistance Corporation; and
          5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

     Under the terms of the agreement, the Company agreed to pay $175,000 to a third party agent and sign a promissory note for $120,000, to be paid by June 15, 2004. Additionally the Company agreed to assume the responsibility to pay for certain costs and expenses for auditor's fees, legal fees, transfer agent fees and EDGAR filing fees incurred by MACC after September 2003. Through December 31, 2004, the Company had incurred $42,860 of such costs and expenses, and the Company has complied with the terms of the agreement as of the date of the auditor's report.

     To facilitate the merger or business combination with the Company and MACC, in March 2004, the board of directors of MACC resigned, and the shareholders elected Dale Hensel sole Director, President, Chief Executive Officer and Chief Financial Officer. Mr. Hensel is also President of the Company.

     The completion of the merger is expected to occur in the second quarter of 2005.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 11 - Proposed Business Combination (Continued)
          -----------------------------

     The proforma combined balance sheet at December 31, 2004 is as follows:


                                                       Mortgage
                                         Mortgage     Assistance
                                        Assistance      Center       Proforma
                                       Corporation   Corporation     Combined*
                                       -----------   -----------    -----------

     Assets
     Current Assets                    $ 1,465,146   $      --      $ 1,422,286

     Property and Equipment (Net)           47,219          --           47,219

     Investments & Other Assets            337,797          --           42,797
                                       -----------   -----------    -----------

     Total Assets                      $ 1,850,162   $      --      $ 1,512,302
                                       ===========   ===========    ===========


     Liabilities & Equity (Deficit)

     Current Liabilities               $ 1,432,376   $    68,731    $ 1,458,247

     Long-term Debt                        373,200          --          373,200

     Equity (Deficit)                       44,586       (68,731)      (319,145)
                                       -----------   -----------    -----------

     Total Liabilities & (Deficit)     $ 1,850,162   $      --      $ 1,512,302
                                       ===========   ===========    ===========





     *After elimination of intercompany balances of $42,860 and cost of investment in public company of $295,000.

                         Mortgage Assistance Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003




Note 11 - Proposed Business Combination (Continued)
          -----------------------------

     The proforma combined statement of operations for the year ended December 31, 2004 is as follows


                                                       Mortage
                                        Mortgage      Assistance
                                       Assistance       Center       Proforma
                                      Corporation    Corporation     Combined*
                                      -----------    -----------    -----------

     Revenues                         $ 3,992,245    $      --      $ 3,992,245
                                      -----------    -----------    -----------

     Cost of  Portfolios Sold           2,786,562           --        2,786,562

     Selling, General &
        Administrative Expenses         1,046,999         72,955      1,119,954


     Interest Expense                     199,414          2,321        201,735


     Compensation expense related
        to common stock issuances
        at less than fair value              --          838,736        838,736


     Costs of acquisition
        of public company                    --             --          295,000

     Other (income)
        expenses (net)                    (17,932)          --          (17,932)
                                      -----------    -----------    -----------

     Total Expenses                     4,015,043        914,012      5,224,055
                                      -----------    -----------    -----------

     Net Operating Income (loss)          (22,798)      (914,012)    (1,231,810)

     Benefit For Income Taxes                --             --             --
                                      -----------    -----------    -----------

     Net Loss                         $   (22,798)   $  (914,012)   $(1,231,810)
                                      ===========    ===========    ===========

                     MORTGAGE ASSISTANCE CENTER CORPORATION
            (Formerly Safe Alternatives Corporation of America, Inc.)

                                       And

                         MORTGAGE ASSISTANCE CORPORATION
                     PRO FORMA COMBINED FINANCIAL STATEMENTS

                                December 31, 2004

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
Report of Independent Public Accountant's on Examination of
   Pro Forma Adjustments ....................................................F-1

Financial Statements:

Pro Forma Combined Balance Sheet as of December 31, 2004=....................F-2

Pro Forma Combined Statement of Income for the
   Year Ended December 31, 2004..............................................F-3


Notes to Pro Forma Combined Financial Statements.......................F-4 - F-5

                   Report of Independent Public Accountants on

                 Examination of Pro Forma Financial Information



To the Board of Directors and Stockholders of Mortgage Assistance Center Corporation

We have examined the pro forma adjustments reflecting the transaction described in Note 1 and the application of those adjustments to the historical amounts in the accompanying pro forma combined balance sheet of Mortgage Assistance Center Corporation as of December 31, 2004, and the pro forma combined statement of income for the year then ended. The historical condensed financial statements are derived from the historical financial statements of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.), and Mortgage Assistance Corporation, both of which we audited, and appearing elsewhere herein. Such pro forma adjustments are based upon management's assumptions described in Note 2. Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included such procedures as we considered necessary in the circumstances.

The objective of this pro forma financial information is to show what the significant effects on the historical information might have been had the transaction occurred at an earlier date. However, the pro forma condensed financial statements are not necessarily indicative of the results of operations or related effect on financial position that would have been attained had the above-mentioned transaction actually occurred earlier.

In our opinion, management's assumptions provide a reasonable basis for presenting the significant effects directly attributable to the above mentioned transaction described in Note 1, the related pro forma adjustments give appropriate effect to those assumptions, and the pro forma column reflects the proper application of those adjustments to the historical financial statement amounts in the pro forma combined balance sheet as of December 31, 2004 and the pro forma combined statement of income for the year then ended.



Sutton Robinson Freeman & Co., P.C.




Certified Public Accountants

April 12, 2005
Tulsa, Oklahoma


                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                        Pro Forma Combined Balance Sheet
                                December 31, 2004





                                                 Historical
                                                  Mortgage        Historical      Pro Forma
                                                 Assistance        Mortgage     Combining and
                                                   Center         Assistance    Consolidating     Pro Forma
                                                Corporation      Corporation       Entries         Combined
                                               -------------    -------------   -------------    -------------
ASSETS
    Current Assets                             $        --      $   1,465,146   $     (42,860)   $   1,422,286
    Property and Equipment (net)                        --             47,219            --             47,219
    Investment and other assets                         --            337,797        (295,000)          42,797
                                               -------------    -------------   -------------    -------------

      Total Assets                             $        --      $   1,850,162   $    (337,860)   $   1,512,302
                                               =============    =============   =============    =============




LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities
    Current Liabilities                        $      68,731    $   1,432,376   $     (42,860)   $   1,458,247
    Long-Term Debt                                         0          373,200                          373,200
                                               -------------   -------------                     -------------
                                                      68,731       1,805,576                         1,831,447
                                               -------------   -------------                     -------------

Stockholders' Equity
    Stockholders' equity                             (68,731)          44,586        (295,000)        (319,145)
                                               -------------    -------------   -------------    -------------

    Total Liabilities & Stockholders' Equity   $        --      $   1,850,162   $    (337,860)   $   1,512,302
                                               =============    =============   =============    =============











See Accountant's Report on Pro Forma Financial Information.
The accompanying notes to pro forma combined financial information are an integral part of these financial statements.


                     Mortgage Assistance Center Corporation
           (Formerly Safe Alternatives Corporation of American, Inc.)
                        Pro Forma Statement of Operations
                      For the Year Ended December 31, 2004



                                                  Historical
                                                   Mortgage       Historical
                                                  Assistance       Mortgage
                                                    Center        Assistance      Pro forma       Pro Forma
                                                 Corporation     Corporation     Transactions     Combined
                                                 ------------    ------------    ------------    ------------
Revenues                                         $       --      $  3,992,245                    $  3,992,245
   Cost of Revenues                                      --         2,786,562                       2,786,562
                                                 ------------    ------------                    ------------

Gross Profit                                             --         1,205,683                       1,205,683
                                                 ------------    ------------                    ------------

Operating Expenses:
   Compensation expense related to common stock
   issuance at less than fair market value            838,736            --                           838,736

   Selling, general & administrative expense          72,955       1,046,999                        1,119,954

   Interest expense                                    2,321         199,414                          201,735

   Merger related expenses                               --              --           295,000         295,000

   Other (income) expense, net                           --           (17,932)                        (17,932)
                                                 ------------    ------------                    ------------

Operating Expenses                                    914,012       1,228,481                       2,437,493
                                                 ------------    ------------                    ------------

Operating Income (Loss)                              (914,012)        (22,798)                     (1,231,810)

Income Tax Expense (Benefit)                             --              --                              --
                                                 ------------    ------------                    ------------

Net Income (Loss)                                    (914,012)        (22,798)                     (1,231,810)

Weighted Average Shares Outstanding                   664,603       5,331,213                      12,664,603
                                                 ============    ============                    ============

Loss Per Share                                   $      (1.38)   $      (0.01)                   $      (0.10)
                                                 ============    ============                    ============




See Accountant's Report on Pro Forma Financial Information.
The accompanying notes to pro forma combined financial information are an integral part of these financial statements.

                     MORTGAGE ASSISTANCE CENTER CORPORATION
               (Formerly Safe Alternatives corporation of America,
                                      Inc.)
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Summary of Pro Forma Transactions - The December 31, 2004 pro forma combined balance sheet of Mortgage Assistance Center Corporation ("MACC") has been prepared assuming the Company consummated the acquisition of Mortgage Assistance Corporation (MAC) on December 31, 2004. The pro forma combined statement of income for the year ended December 31, 2004, has been prepared assuming the Company consummated the transaction on January 1, 2004.

2.   ACQUISITION OF MORTGAGE ASSISTANCE CORPORATION

     These adjustments give effect to the business combination on a purchase basis of Mortgage Assistance Corporation at January 1, 2004 for the statements of income and at December 31, 2004 for the balance sheet.

     To facilitate the merger or business combination with the Company and MAC, in March 2004, the board of directors of MACC resigned, and the shareholders elected Dale Hensel sole Director, President, Chief Executive Officer and Chief Financial Officer. Mr. Hensel is also President of the MAC.

     On May 14, 2004 MAC executed a Letter of Intent with the Company, whereby subject to the approval of MACC's shareholders, MAC offered to be acquired by MACC on the following terms and conditions: MACC board will call a special shareholders meeting or obtain a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and recommend and approve the following actions:

          1. Effect a reverse split of the MACC common shares on a One for Two Hundred Fifty (1:250) basis;
          2.   Effect a corporate name change from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation;
          3.   Change the  authorized  number of common shares to be issued from
               175,000,000 to 50,000,000 shares;
          4. Authorize a business combination whereby MACC will exchange 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of MAC; and
          5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

     On May 14, 2004, majority shareholder consent in lieu of a special meeting of shareholders approved the actions required above. As of December 31, 2004, the Company's Articles of Incorporation had been amended for the name change and the reduction in authorized number of common shares. The reverse stock split was initiated in May 2004.

                     MORTGAGE ASSISTANCE CENTER CORPORATION
                  (Formerly Safe Alternatives of America, Inc.)
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.   ACQUISITION OF MORTGAGE ASSISTANCE CORPORATION (continued)

     Under the terms of the agreement, MAC agreed to assume the responsibility to pay for certain costs and expenses for auditor's fees, legal fees, transfer agent fees and EDGAR filing fees incurred by MACC after September 2003. Through December 31, 2004, MAC had incurred $42,860 of such costs and expenses, and complied with the terms of the agreement through the date of the auditor's report.

     The preceding statements with respect to the business combination are a brief summary thereof. While the summary is accurate, it does not purport to be complete and reference is made to the Schedule 14C and Form 8-K for a complete statement of the Merger. The letter of intent is filed as an Exhibit to the Current Report on Form 8-K and is incorporated herein by this reference.

     The historical financial statement information of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation, as of and for the year ended December 31, 2004 is derived from their audited financial statements, which were audited by us.