Form 10QSB
period 2005-03-31
Mortgage Assistance Center Corp
filed 2005-05-19
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                 For the quarterly period ending March 31, 2005

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

As of March 31, 2005, there were 664,603 shares of Common Stock issued and outstanding.

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



                                 MARCH 31, 2005

                     Mortgage Assistance Center Corporation

            (Formerly Safe Alternatives Corporation of America, Inc.)




                                Table of Contents




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Balance Sheets
        as of March 31, 2005 and December 31, 2004...........................F-4

     Statements of Operations and Comprehensive Loss
        for the three months ended March 31, 2005 and 2004...................F-5

     Statements of Cash Flows
       for the three months ended March 31, 2005 and 2004....................F-6

     Notes to Financial Statements...........................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying balance sheets of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.) (a Florida corporation) as of March 31, 2005 and the statements of operations and comprehensive loss, and cash flows for the three-months ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

The December 31, 2004 financial statements of Mortgage Assistance Center Corporation were audited by us and we expressed an unqualified opinion in our report dated March 28, 2005, but we have not performed any auditing procedures since that date.

The March 31, 2004 financial statements of Mortgage Assistance Center Corporation were reviewed by other accountants whose report dated May 24, 2004, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
May 16, 2005

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                                 Balance Sheets
           March 31, 2005 (Unaudited) and December 31, 2004 (Audited)



                                     ASSETS
                                                     March 31,     December 31,
                                                       2005            2004
                                                    (unaudited)     (audited)
                                                   ------------    ------------

Current Assets
   Cash on hand and in bank                        $       --      $       --
                                                   ------------    ------------
       Total current assets                                --              --
                                                   ------------    ------------

Total Assets                                       $       --      $       --
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable-trade                          $     27,027    $     25,871
   Advances from affiliate                               49,770          42,860
   Accrued interest payable                                --              --
                                                   ------------    ------------

       Total current liabilities                         76,797          68,731
                                                   ------------    ------------

Commitments and contingencies

Stockholders' Equity (Deficit)
    Common stock - $.001 par value,
       50,000,000 shares authorized,
       664,603 shares issued and outstanding                665             665
   Additional paid in capital                        23,727,231      23,727,231
   Accumulated deficit                              (23,806,852)    (23,798,786)
                                                   ------------    ------------
                                                        (78,956)        (70,890)
      Subscriptions issuable                              2,160           2,160
      Treasury stock - at cost (47 shares)                   (1)             (1)
                                                   ------------    ------------

          Total stockholders' equity (deficit)          (76,797)        (68,731)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       --      $       --
                                                   ============    ============







The accompanying notes are an integral part of these financial statements

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                 Statements of Operations and Comprehensive Loss
                     Three-Months Ended March 2005 and 2004
                                   (Unaudited)



                                                       Three           Three
                                                   Months Ended    Months Ended
                                                     March 31,       March 31,
                                                       2005            2004
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Operating Expenses
   General and administrative expenses                    6,910          10,010
   Interest expense                                       1,156            --
   Compensation expense related to
      common stock issuances at less
      than "fair value"                                    --           838,736

   Depreciation and amortization                           --              --
                                                   ------------    ------------
       Total operating expenses                           8,066         848,746

                                                   ------------    ------------

Operating loss                                           (8,066)       (848,746)

Other income (expense):
   Forgiveness of debt                                     --              --
   Settlement of judgment                                  --              --
                                                   ------------    ------------

Loss before provision for income taxes                   (8,066)       (848,746)

Income tax benefit (expense)                               --              --
                                                   ------------    ------------

Net Loss                                                 (8,066)       (848,746)

Other comprehensive income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $     (8,066)   $   (848,746)
                                                   ============    ============
Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted           $      (0.01)   $      (1.28)
                                                   ============    ============

Weighted-average number of shares of
   common stock outstanding                             664,603         664,603
                                                   ============    ============







The accompanying notes are an integral part of these financial statements


                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                      Three-Months Ended    Three-Months Ended
                                                        March 31, 2005        March 31, 2004
                                                      ------------------    ------------------
Cash Flows from Operating Activities
   Net loss for the period                            $           (8,066)   $         (848,746)
   Adjustments to reconcile net loss to net cash
      provided by operating expenses
       Depreciation                                                 --                    --
       Professional fees paid with common stock                     --                   8,472
       Compensation expense related to common
          stock issuances at less than "fair value"                 --                 838,736
       Increase (Decrease) in
          Accounts payable - trade                                 1,156                (1,121)
          Accrued interest payable                                  --                    --
                                                      ------------------    ------------------

Net cash used in operating activities                             (6,910)               (2,659)
                                                      ------------------    ------------------

Cash Flows from Investing Activities                                --                    --
                                                      ------------------    ------------------
Cash Flows from Financing Activities
   Cash advanced by affiliate to support operations                6,910                 2,659
   Cash used to pay convertible debt                                --                    --
                                                      ------------------    ------------------

Net cash provided by financing activities                          6,910                 2,659
                                                      ------------------    ------------------

Increase (Decrease) in Cash                                         --                    --

Cash at beginning of period                                         --                    --
                                                      ------------------    ------------------

Cash at end of period                                 $             --      $             --
                                                      ==================    ==================

Supplemental Disclosure of
   Interest and Income Taxes Paid
      Interest paid for the period                    $             --      $             --
                                                      ==================    ==================
      Income taxes paid for the period                $             --      $             --
                                                      ==================    ==================




The accompanying notes are an integral part of these financial statements

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



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


Note 2 - Preparation of Financial Statements
         -----------------------------------

         The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year end of December 31.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 2 - Preparation of Financial Statements (continued)
         -----------------------------------

         During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Note 3 - Going Concern Uncertainty (continued)
         -------------------------

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

         A Business Combination Agreement (the "Agreement") was entered into the 10th day of May, 2005 between Mortgage Assistance Center Corporation
         (MACC) and Mortgage Assistance Corporation (MAC), and the MAC selling Shareholders, ("Sellers") whereby the Company will issue shares to Sellers in exchange for their shares of MAC.

         Under the terms of the Agreement, the Company and Sellers agreed to exchange shares whereby the Company will acquire all of the issued and outstanding stock of MAC. The Company will issue Company shares to Sellers in exchange for their MAC shares. The Company will issue One and six tenths (1.6) share of Company common stock ("Exchange Shares") for each single (1) share of Sellers' MAC stock. The Company will acquire One Hundred (100%) percent of the issued and outstanding stock of MAC and issue Sellers a total of Twelve Million (12,000,000) shares Company common stock in exchange for Seven Million Five Hundred Thousand (7,500,000) MAC shares. The shares will be issued from the Company's treasury pursuant to the securities transaction exemption afforded by Section 4 (2) and Regulation D Rule 506 of the Securities Act of 1933, as amended. The shares will be restricted securities bearing the Company's standard restrictive legend. As of May 10, 2005 Ninety-two (92%) of the Sellers had agreed to the Business Combination Agreement.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)




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

         Income Taxes:

         The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

         As of March 31, 2005, the deferred tax asset related to the Company's net operating loss carryforward was fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have limited net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company during the year 2000.

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

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



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

Note 6 - Advances from Affiliates
         ------------------------

         During the year ended December 31, 2004, in anticipation of the reverse acquisition transaction discussed in previous footnotes, Mortgage Assistance Corporation ("MAC") paid additional expenses on behalf of the Company of approximately $43,000. MAC paid expenses of approximately $7,000 during the three months ended March 31, 2005. These advances are unsecured and are repayable upon demand.

Note 7 - Income Taxes
         ------------

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations, for the three-months ended March 31, 2005 and 2004, respectively, are as follows:



                                         Three-Months Ended   Three-MonthsEnded
                                           March 31, 2005      March 31, 2004
                                         ------------------   ------------------
         Federal:
             Current                     $             --     $             --
             Deferred                                  --                   --
                                         ------------------   ------------------
                                                       --                   --
                                         ------------------   ------------------
         State:
             Current                                   --                   --
             Deferred                                  --                   --
                                         ------------------   ------------------
             Total                       $             --     $             --
                                         ==================   ==================


                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)


Note 7 - Income Taxes (continued)
         ------------

         As of March 31, 2005 the Company had a net operating loss carryforward of approximately $9,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. If the reverse acquisition transaction discussed previously occurs, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

         The  Company's  income tax expense for the periods ended March 31, 2005 and 2004, respectively, differed from the statutory tax rate of 34.0% as follows:


                                                                    Three-Months    Three-Months
                                                                        Ended           Ended
                                                                      March 31,       March 31,
                                                                        2005            2004
                                                                    ------------    ------------
         Statutory rate applied to income
            before income taxes                                     $     (2,740)   $   (288,570)
         Increase (decrease) in income taxes
            resulting from:
              State income taxes                                            --              --
              Non-deductible compensation expense related
                to common stock issued at less than "fair value"            --           285,170

              Other, including reserve for deferred tax asset and
                application of net operating loss carryforward
                                                                           2,740           3,400
                                                                    ------------    ------------
         Income tax expense                                         $       --      $       --
                                                                    ============    ============


         Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to the following deferred tax assets and liabilities as of March 31, 2005 and December 31, 2004, respectively:

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Note 7 - Income Taxes (continued)
         ------------

                                                 March 31,      March 31,
                                                   2005           2004
                                                -----------    -----------

         Deferred tax assets
             Net operating loss carryforwards   $ 3,177,200    $ 3,174,500
             Less valuation allowance            (3,177,200)    (3,174,500)
                                                -----------    -----------

         Net Deferred Tax Asset                 $      --      $      --
                                                ===========    ===========


         During the years ended December 31, 2004 and 2003, the reserve for the deferred tax asset did not significantly change.

Note 8 - Common Stock Transactions
         -------------------------

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

         On May 14, 2004, the Stockholders approved an amendment to the Company's Articles of Incorporation which increased the par value of each share of common stock from $0.0001 per share to $0.001 per share and decreased the number of authorized common shares from 175,000,000 shares to 50,000,000 shares. The stockholders also approved a one-for-two hundred fifty (1:250) reverse stock split. Pursuant to authorization by the Board of Directors, the reverse stock split became effective for stockholders of record as of November 22, 2004. Stock certificates representing pre-split denominations may be exchanged for stock certificates representing the post-split denominations, at the election of stockholders, as mandatory certificate exchange is not required.

                     Mortgage Assistance Center Corporation
            (Formerly Safe Alternatives Corporation of America, Inc.)
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Note 8 - Common Stock Transactions (continued)
         -------------------------


         Common stock and additional paid-in capital at March 31, 2005 and December 31, 2004 have been restated to reflect this split. The number of common shares issued at March 31, 2005 and December 31, 2004, after giving effect to the split, was determined to be 664,603 (165,853,058 shares issued before the split), including 1191 shares estimated to be issued to fractional stockholders.

         The effect of the reverse stock split has been reflected as of January 1, 2004 in the balance sheet, but activity for 2004 and prior periods has not been restated in those statements. All references to the number of common shares and per share amounts elsewhere in the financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

Note 9 - Treasury Stock
         --------------
         Treasury stock represents 47 shares (11,682 before reverse stock split), recorded at cost, being held in trust to be used for future issuance to employees, investors, and other potential funding sources. As the Company directly benefits from the sales of the shares in the trust, these shares have been recorded as treasury stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company had no business operations during 2004 and the first quarter of 2005.

The Company's future operating results may be affected by a number of factors, including general economic conditions and the business combination transaction with Mortgage Assistance Corporation (MAC). The Company's business combination with MAC will cause substantial dilution of the current shareholders' interest in the Company.

The report of the Company's independent auditor contains a paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern are: (i) the Company has incurred recurring operating losses; and, (ii) the Company has a working capital deficiency.

The Company has been financing its operations through capital contributions by MAC, which aggregated approximately $49,770 for the three months ending March 31, 2005.

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

Item 3. Controls and Procedures

As of the end of the reporting period, March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

    Exhibit No.            Exhibit Name

       31 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

       32 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

b) Reports on Form 8-K. We filed one report on Form 8-K on January 7, 2005 reporting Items 8.01 and 9.01.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2005                                    MORTGAGE ASSISTANCE
                                                CENTER CORPORATION

                                                 /s/ Dale Hensel
                                                --------------------------------
                                                By: Dale Hensel
                                                Title: President, CEO, CFO