Form 10QSB
period 2005-06-30
Mortgage Assistance Center Corp
filed 2005-08-22
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

                  For the quarterly period ending June 30, 2005

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



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2005, there were 12,725,720 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X
                                                    -----     -----

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     MORTGAGE ASSISTANCE CENTER CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS



                                       AND



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



                                  JUNE 30, 2005

                     Mortgage Assistance Center Corporation






                                Table of Contents




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of June 30, 2005 and December 31, 2004..........................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the three and six months ended June 30, 2005 and 2004..........F-6

     Consolidated Statements of Cash Flows
         for the six months ended June 30, 2005 and 2004.....................F-7

     Notes to Consolidated  Financial Statements.............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc., a Florida corporation) as of June 30, 2005 and the consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

The consolidated financial statements as of December 31, 2004 and for the periods ended June 30, 2004 have been restated to reflect the business combination with Mortgage Assistance Corporation (a Texas Corporation) as described in Note 3 to the consolidated financial statements. We previously audited the December 31, 2004 financial statements of Mortgage Assistance Corporation, and reviewed the June 30, 2004 financial statements which reflect total assets of $1,850,162 at December 31, 2004 and total revenue of $662,691 for the six-month period ended June 30, 2004.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at June 30, 2005. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2004 financial statements of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation were audited by us and we expressed an unqualified opinion in our report dated March 28, 2005, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
July 29, 2005

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2005 (Unaudited) and December 31, 2004 (Audited)



                                     ASSETS

                                                        June 30,    December 31,
                                                         2005           2004
                                                      (Unaudited)     (Audited)
                                                                     (Restated)
                                                     ------------   ------------
Current Assets:
Cash and cash equivalents                            $     10,500   $    572,884
Portfolio assets, at cost                                 706,530        764,868
Accounts receivable-related parties                       125,582         49,668
Prepaid expenses                                           13,915         34,866
                                                     ------------   ------------

                                                          856,527      1,422,286
                                                     ------------   ------------
Property and Equipment, at cost:
Furniture, equipment and computers                         63,249         58,532
Less accumulated depreciation                              18,066         11,313
                                                     ------------   ------------

                                                           45,183         47,219
                                                     ------------   ------------
Investments And Other Assets:
   Investment in public company                              --          295,000
Investment in  MAP/MAC, LLC                               150,028         39,797
Deposits                                                    3,000          3,000
                                                     ------------   ------------

                                                          153,028        337,797
                                                     ------------   ------------

Total Assets                                         $  1,054,738   $  1,807,302
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements
                                      F-4


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2005 (Unaudited) and December 31, 2004 (Audited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 30,      December 31,
                                                           2005            2004
                                                        (Unaudited)      (Audited)
                                                                        (Restated)
                                                       ------------    ------------
Current Liabilities:
Notes payable-individuals                              $    889,200    $    948,000
Accounts payable-trade                                      157,490         177,622
Accounts payable-others                                      89,784          89,784
Accounts payable-related parties                               --            18,422
Accrued interest payable                                     35,075           8,274
Other accrued liabilities                                    26,737           4,051
                                                       ------------    ------------

                                                          1,198,286       1,246,153
                                                       ------------    ------------
Long-term Debt:
Notes payable-individuals                                   378,083         373,200
                                                       ------------    ------------

Stockholders' Equity  (Deficit):
Common stock, par value $0.001 per share;
authorized 50,000,000 shares; issued 12,725,720
and 12,625,720 shares in 2005 and 2004, respectively         12,726          12,626
Additional paid-in capital                               23,972,449      23,971,949
Retained earnings (deficit)                             (24,508,966)    (23,798,786)
                                                       ------------    ------------
                                                           (523,791)        185,789
Subscriptions issuable                                        2,160           2,160
                                                       ------------    ------------
                                                           (521,631)        187,949
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity             $  1,054,738    $  1,807,302
                                                       ============    ============






The accompanying notes are an integral part of these consolidated financial statements
                                       F-5


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)




                                                       Three Months Ended               Six Months Ended
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2005            2004            2005            2004
                                                                   (Restated)                      (Restated)
                                                  ------------    ------------    ------------    ------------
Revenues:
   Sales of portfolio assets                      $    213,015    $    530,924    $    334,015    $    662,691
   Cost of portfolio assets sold                       150,160         379,483         220,943         475,673
                                                  ------------    ------------    ------------    ------------
      Gain on sale of portfolio assets                  62,855         151,441         113,072         187,018
   Servicing fees from affiliates and
      others                                            67,766             190          94,907             190
   Income from joint venture                            26,384            --           110,231            --
   Other income                                          6,592           4,964          13,049           7,140
                                                  ------------    ------------    ------------    ------------
      Total Revenues                                   163,597         156,595         331,259         194,348
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   Selling, general and administrative expenses        357,882         278,930         647,730         443,123
   Compensation expense related to
      common stock issuances at less
      than "fair value"                                   --              --              --           838,736

   Depreciation and amortization                         3,541           2,360           6,932           4,553
                                                  ------------    ------------    ------------    ------------
      Total operating expenses                         361,423         281,290         654,662       1,286,412
                                                  ------------    ------------    ------------    ------------

Operating loss                                        (197,826)       (124,695)       (323,403)     (1,092,064)

Other income (expense):
   Interest expense                                    (36,393)        (20,927)        (91,777)        (31,297)
   Merger expense                                         --              --          (295,000)           --
                                                  ------------    ------------    ------------    ------------

Loss before provision for income taxes                (234,219)       (145,622)       (710,180)     (1,123,361)

Income tax benefit (expense)                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

Net Loss                                              (233,219)       (145,622)       (710,180)     (1,123,361)

Other comprehensive income                                --              --              --              --
                                                  ------------    ------------    ------------    ------------

Comprehensive Loss                                $   (233,219)       (145,622)       (710,180)     (1,123,361)
                                                  ============    ============    ============    ============
Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted          $      (0.02)   $      (0.01)   $      (0.06)   $      (0.09)
                                                  ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding                         12,634,609      12,625,720      12,630,164      12,625,720
                                                  ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements
                                      F-6


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                       Six Months Ended
                                                                    June 30,       June 30,
                                                                      2005           2004
                                                                                  (Restated)
                                                                  -----------    -----------
Cash Flows From Operating Activities
Net loss                                                          $  (710,180)   $(1,123,361)
                                                                  -----------    -----------
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation                                                            6,933          4,553
Professional fees paid with common stock                                  600          8,472
 Compensation expense related to common stock issuances
   at less than "fair value"                                             --          838,736
Income from joint venture                                            (110,231)          --
Merger expense                                                        295,000       (235,000)
Change in assets and liabilities, excluding effect of
   merger with MAC:
(Increase) decrease in portfolio assets                                58,338        550,920
(Increase) decrease in accounts receivable from related parties       (94,336)       (39,575)
(Increase) decrease in prepaid expenses                                20,951         (8,607)
Increase (decrease) in accounts payable-trade                         (20,132)        (1,874)
Increase (decrease) in accounts payable-other                            --          (58,195)
Increase (decrease) in accrued interest                                26,801           --
Increase (decrease) in other accrued liabilities                       22,686         19,057
                                                                  -----------    -----------

Total adjustments                                                     206,610      1,078,487
                                                                  -----------    -----------

              Net Cash Provided (Used) by Operating Activities       (503,570)       (44,874)
                                                                  -----------    -----------

Cash Flows From Investing Activities

     Purchase of property and equipment                                (4,897)       (12,727)
                                                                  -----------    -----------

              Net Cash Used by Investing Activities                    (4,897)       (12,727)
                                                                  -----------    -----------








The accompanying notes are an integral part of these consolidated financial statements
                                      F-7


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                     Six Months Ended
                                                                  June 30,       June 30,
                                                                    2005           2004
                                                                                (Restated)
                                                                -----------    -----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                              --           25,000
Proceeds from issuance of debt to individuals                       509,083        260,000
Repayment of debt to individuals                                   (563,000)          --
Repyament of advances from officers                                    --          (21,699)
                                                                -----------    -----------

             Net Cash Provided (Used) by Financing Activities       (53,917)       263,301
                                                                -----------    -----------

          Net Increase (Decrease) in Cash                          (562,384)       205,700

          Cash at Beginning of Period                               572,884         76,533
                                                                -----------    -----------

          Cash at End of Period                                 $    10,500    $   282,233
                                                                ===========    ===========


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash Paid During the Period for:
Interest                                                        $    64,976    $    31,297
Income taxes                                                    $      --      $      --





The accompanying notes are an integral part of these consolidated financial statements
                                      F-8

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 1 - Organization
         ------------

         Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.) (the "Company" or "MACC") was organized in 1976, under the name Knight Airlines, Inc. In October 1978, the Company completed an initial public offering of its common stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended. The Company ceased operations in April 1983 and was inactive through September 1995. In May 1994, the name of the Company was changed to Portsmouth Corporation.

         On September 15, 1995, pursuant to an Asset Purchase Agreement and Plan of Reorganization between the Company and Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware"), the Company purchased all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc. (a Florida corporation).

         On September 17, 2002, the Board of Directors of the Company agreed to sell all of the Company's assets to Environmental Alternatives, Inc. ("EAI"), a privately held Vermont corporation, in exchange for EAI's assumption of and agreement to indemnify and hold the Company harmless from paying any and all claims that could attach to the Company as of June 30, 2002.

         From July 1, 2002 to May 2005 the Company had no assets or operating activities.

         Pursuant to a Majority Shareholder Consent, on May 14, 2004, the Company's Board of Directors authorized a change in the Company name to Mortgage Assistance Center Corporation. The Company's Articles of Incorporation were amended on December 22, 2004 and became effective
         January 17, 2005. The changes were made in connection with the requirements of a Letter of Intent executed between the Company and Mortgage Assistance Corporation ("MAC"), a Texas corporation, in which re-organizational steps were undertaken to create a change in control of MACC prior to the completion of a business combination agreement.

         Upon completion and signing of a definitive Business Combination Agreement, in May 2005 MACC acquired all of the issued and outstanding capital stock of Mortgage Assistance Corporation. MAC is now a wholly owned subsidiary of MACC as described in Note 3.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 3 - Business Combination
         --------------------

         On May 14, 2004, the Company's President, Dale Hensel, executed a Letter of Intent with Mortgage Assistance Corporation ("MAC"), a Texas corporation controlled by Mr. Hensel, whereby MAC offered to be acquired by the Company. Under the terms and conditions of the letter of intent the MACC board obtained a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and approved the following actions:

               1. The reverse split of the Company's common shares on a One for Two Hundred Fifty (1:250) basis;
               2. The corporate name change from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation;
               3. The change in the authorized number of common stock shares from 175,000,000 to 50,000,000 shares;
               4. Authorized a business combination whereby the Company exchanged 12,000,000 post reverse split common shares for all of the issued and outstanding common stock of MAC; and
               5. Any such further recommendations as may be considered reasonable and in the best interest of the shareholders.

         In May 2004, a majority shareholder action approved the reverse stock split and the reduction in the authorized number of common shares.

         On May 10, 2005, the Company entered into a Business Combination Agreement to acquire all of the issued and outstanding capital stock of Mortgage Assistance Corporation, a Texas corporation, consisting of 7,500,000 shares, in exchange for twelve million (12,000,000) shares of MACC stock. The Company issued 1.6 MACC shares for each MAC share held by the 34 shareholders of MAC in an exempt transaction under Section 4(2) and Regulation D Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). These shares are restricted securities and may not be publicly resold absent registration with the Securities and Exchange Commission (SEC) or exemption from the registration requirements of the Securities Act. MAC became a wholly owned subsidiary of MACC upon MACC's complete acquisition of all the MAC shares.

         As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and has caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who will comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they will control 87.1% of the voting common stock of the Company. Dale Hensel is the sole officer and director of the

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 3 - Business Combination (Continued)
         --------------------

         Company. Mr. Hensel is also the President and director of MAC. Dan Barnett is the Vice President and director of MAC. Ms. Taylor is a Vice President and director of MAC. Subsequently, the remainders of the MAC shares were surrendered and 12,000,000 shares were issued for 100% of MAC.

         A conflict of interest existed in May 2004 when Mr. Hensel recommended that the Company acquire all of the issued and outstanding capital stock of MAC because Mr. Hensel was the Company president and director and also the president, director and shareholder of MAC. The decisions to acquire MAC, change the corporate name, implement the reverse split and capital change were actions over which Mr. Hensel had exercised degrees of control and in which he had a financial interest by virtue of being a shareholder of MAC. All of these transactions were disclosed to, authorized and approved by the written consent of the Company's majority shareholders who held 75.9% of the voting stock. At the time of voting, Mr. Hensel was not a shareholder of the Company and did not vote for approval of these transactions.

         The  number  of  shares   authorized  for  issuance  in  this  Business
         Combination transaction between MACC and the MAC shareholders was negotiated between Mr. Hensel and MAC management in a transaction with management. The management of MACC and MAC shared a common director and officer in Dale Hensel. The transaction did not represent an arms-length transaction.

         At that time, MAC incurred $295,000 of expenses in connection with legal fees and other costs related to the acquisition. At that time a market value for MACC's common shares was difficult to ascertain because of the limited and illiquid market for the Company shares. There was no active market for our common stock at that time.

         The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim periods ending June 30, 2005 present the combined results of MACC and MAC for those periods. The results of operations for the three months and six months ended June 30, 2004 have been restated to furnish comparative information.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 4 - Summary of Significant Accounting Policies
         ------------------------------------------

         Description of Business:

         Through MAC, the Company operates as a financial services company, acquiring and managing pools of distressed real estate-based mortgages. The types of mortgages pools acquired include non-performing, charged-off, sub-prime mortgages, typically between ninety days and two years past due and secured by residential real estate. The Company acquires both priority ("first") and subordinate ("second") mortgage loans or "liens". Approximately 1% of the loans acquired are subordinate liens, which bear the risk of being reclassified as an unsecured loan should the first lien holder foreclose on the property. The Company primarily acquires non-performing first lien loan pools of varying amounts from banks and other lenders at a significant discount from the loans' outstanding legal principal amount, the total of the aggregate of expected future sales price and the total payments to be received from obligors.

         After the Company acquires the loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company will resell a substantial portion of its re-performing loans in various-sized loan pools. The Company will be required to foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate will be held, rehabilitated where necessary, and sold.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of MACC and its wholly owned subsidiary, MAC. All significant intercompany accounts and transactions are eliminated in consolidation.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are charged to operations.

         Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that no impairment allowance was required at June 30, 2005 and December 31, 2004.

         The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

         Real Estate Portfolios:

         Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes receivable. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are charged to operations. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

         Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment was required at June 30, 2005 and December 31, 2004.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

         Maintenance, repairs, renewals and betterments, in general, are charged to expense as incurred, except that of major renewals and betterments which extend the life on an asset or increase the value thereof are capitalized

         Income Taxes:

         The Company accounts for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions on enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that all or a portion of the deferred tax asset will not be realized.

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

Note 5 - Going Concern Uncertainty
         -------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2005 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of June 30, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustment relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

         The Company is actively pursuing alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


Note 5 - Going Concern Uncertainty (Continued)
         -------------------------

         business transactions which could generate adequate funding opportunities. While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note 6 - Portfolio Assets
         ----------------

         Portfolio assets were comprised of the following at June 30, 2005:


         Mortgage note receivable pools                               $  473,125
         Real Estate portfolios                                          159,291
         Other                                                            74,114
                                                                      ----------

              Total portfolio assets                                     706,530

         Valuation allowance for impairment                                 --
                                                                      ----------
              Net portfolio assets                                    $  706,530
                                                                      ==========

         Portfolio assets are pledged to secure non-recourse notes payable to individuals (See Note 8).

Note 7 - Investment in Joint Venture
         ---------------------------

         Effective September 30, 2004, MAC acquired a 50% interest in MAP/MAC, LLC, a joint venture with an unrelated party formed for the purpose of acquiring mortgage note receivable pools in the secondary market. MAC's investment in MAP/MAC, LLC is accounted for using the equity method.

         A summary of the results of operations for the six months ended June 30, 2005 and net assets at June 30, 2005 for MAP/MAC, LLC is as follows:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)




         Results of operations:
              Total revenues                                          $  966,260
              Operating profit                                           220,462
              Net income                                                 220,462

         Net assets:
              Current assets                                          $  898,174
              Noncurrent assets                                             --
                                                                      ----------
              Total assets                                               898,174

              Current liabilities                                        598,117
                                                                      ----------
                                                                      $  300,057
                                                                      ==========


Note 8 - Notes Payable

         At June 30, 2005, notes payable to individuals were comprised of the following:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)




         Loan due principal and accrued interest
         at 12% at maturity in November 2006                          $  378,083

         Loan due interest only monthly at 16%
         maturing  February 2006                                         223,200

         Loans due principal and accrued interest at
         12% at maturity in April 2006                                   200,000

         Loan due $50,000 January 2005, with balance of $100,000 due
         February 2006, issuance of 30,000 shares of common stock at inception and 1,800 shares monthly beginning April 2005
         through maturity in lieu of interest                            100,000

         Loan due interest only on a monthly basis at
         18%, maturing July 2005                                         150,000

         Loans due interest only on a monthly or
         quarterly basis at 10%, maturing July 2005
         through August 2006                                             216,000
                                                                      ----------

            Total                                                      1,267,283

            Less portion due within one year                             889,200
                                                                      ----------

                                                                      $  378,083
                                                                      ==========




         Certain real estate mortgage note receivable pools secure the loans from individuals.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)




Note 8 - Notes Payable (Continued)
         -------------

         As described above, the Company's loans from individuals have interest rates ranging from 10% to 18% and/or require the issuance of shares of common stock in addition to or in lieu of interest, using an assumed value of $1.00 per share.

         No shares of common stock were issued under such arrangements in 2005, however, accrued interest payable at June 30, 2005 includes a provision for interest payable via future stock issuances. At June 30 2005, the Company was obligated for approximately $29,000 worth of future stock issuances in order to satisfy interest requirements through maturity of the related loans.

Note 9 - Related Party Transactions
         --------------------------

         During the period ended June 30, 2005, MAC engaged in certain transactions with three affiliated entities, MAP/MAC, LLC, an unincorporated joint venture, and ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

         MAC paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of MAC, (See Note 7) and charged MAP/MAC, LLC fees for servicing its note pools. For the six months ended June 30, 2005, $92,621 in servicing fees were recognized in income. At June 30, 2005, MAC had an account receivable from MAP/MAC, LLC of $72,541.

         MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had an account receivable from VA of $49,905 at June 30, 2005.

         ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $2,272 of servicing fees from ABOVO Corporation for the six-months ended June 30, 2005.

Note 10 - Income Taxes

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations,   for  the  six-months   ended  June  30,  2005  and  2004,
         respectively, are as follows:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 10 - Income Taxes (Continued)
          ------------


                                             Six-Months Ended   Six-Months Ended
                                               June 30, 2005      June 30, 2004
                                             ----------------   ----------------
         Federal:
               Current                       $           --     $           --
               Deferred                                  --                 --
                                             ----------------   ----------------
                                                         --                 --
                                             ----------------   ----------------
         State:
               Current                                   --                 --
               Deferred                                  --                 --
                                             ----------------   ----------------
               Total                         $           --     $           --
                                             ================   ================

         As of June 30, 2005 the Company had a net operating loss carryforward of approximately $10,400,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

         The Company's income tax expense for the periods ended June 30, 2005 and 2004, respectively, differed from the statutory tax rate of 34.0% as follows:


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)




Note 10 - Income Taxes (continued)
          ------------


                                                                              Six-Months Ended
                                                                       June 30, 2005    June 30, 2004
                                                                       -------------    -------------
         Statutory rate applied to income
                before income taxes                                    $    (241,300)   $    (371,300)
         Increase (decrease) in income taxes
               resulting from:
                 State income taxes
                 Non-deductible compensation expense related
                    to common stock issued at less than "fair value"            --            285,200

                 Other, including reserve for deferred tax asset and
                    application of net operating loss carryforward           241,300           86,100
                                                                       -------------    -------------
         Income tax expense                                            $        --      $        --
                                                                       =============    =============


         Deferred tax assets and liabilities consisted of the following at June 30, 2005 and December 31, 2004:

                                                     June 30,      December 31,
                                                       2005            2004
                                                   ------------    ------------
         Deferred tax assets
                Net operating loss carryforwards   $  3,552,700    $  3,174,500
                Less valuation allowance             (3,552,700)     (3,174,500)
                                                   ------------    ------------

         Net Deferred Tax Asset                    $       --      $       --
                                                   ============    ============


Note 11 - Common Stock Transactions
          -------------------------

         During July 2002, in order to facilitate the Company's merger or other business combination transaction with MAC, the Company issued a total of 84,720,733 pre-split shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value had been assigned to this issuance pending the consummation of a business combination transaction. On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services. The transaction was valued at approximately $8,500, which equaled the common stock's par value of $.0001 per share, and these shares were deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the imputed fair value of this transaction was calculated as approximately $847,200, using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations for the six months ended June 30, 2004.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Note 11 - Common Stock Transactions (Continued)
          -------------------------

         Common stock and additional paid-in capital at December 31, 2004 were restated to reflect this split. The number of common shares issued at December 31, 2004, after giving effect to the split, was determined to be 664,603 (165,853,058 shares issued before the split), including 1191 shares estimated to be issued to fractional stockholders.

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

         In connection with a Business Combination Agreement between the Company and MAC on May 10, 2005 (See Note 3), the Company issued 12,000,000 post-split shares to the MAC shareholders in exchange for all of the issued and outstanding shares of MAC. As the acquisition of MAC represented an exchange of equity interests between entities under common control, the equity interests issued were recorded at approximately $257,000, representing the net book value of MAC on a historical cost basis as of January 1, 2005, the beginning of the period in which the transaction occurred. The effect of the MAC acquisition has been reflected as of January 1, 2004 to provide
         comparable   weighted   average  per  share  amounts  for  all  periods
         presented.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


         In accordance with the Letter of Agreement with MAC in March 2004, Loper & Seymour, P.A., an escrow agent, agreed to return 338,883 (84,720,733 pre-split) shares to the Company. The Company elected to cancel the shares. The effect of this cancellation has been applied retroactive to January 1, 2004. On June 23, 2005, the Company issued 400,000 post-split shares for legal services pursuant to certain Legal Services Compensation Agreements. Of these issuances, 300,000 shares were issued to the Company's former legal counsel, Mary F. Seymour, Attorney at Law.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Business Overview

     On May 10, 2005, the Company entered into a Business Combination Agreement to acquire all of the issued and outstanding capital stock of Mortgage Assistance Corporation (MAC), a Texas corporation, consisting of 7,500,000 shares, in exchange for twelve million (12,000,000) shares of MACC stock. On that date, the Company acquired 6,896,556 MAC shares (92%) and issued 11,034,489 (87.1%) of our Company shares to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. As of August 10, 2005, we had completed the acquisition of the balance of the MAC shares. We will issue 965,509 common shares in exchange for the balance of these MAC shares. MAC has become a wholly owned subsidiary of our company.

     Through MAC, the Company operates as a financial services company, acquiring and managing pools of distressed real estate-based mortgages. The types of mortgages pools acquired include non-performing, charged-off, sub-prime mortgages, typically between ninety days and two years past due and secured by residential real estate. The Company acquires both priority ("first") and subordinate ("second") mortgage loans or "liens". Approximately 1% of the loans acquired are subordinate liens, which bear the risk of being reclassified as an unsecured loan should the first lien holder foreclose on the property. The Company primarily acquires non-performing first lien loan pools of varying amounts from banks and other lenders at a significant discount from the loans' outstanding legal principal amount, the total of the aggregate of expected future sales price and the total payments to be received from obligors.

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

Plan of Operation
-----------------

The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not considered a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim periods ending June 30, 2005 present the combined results of MACC and MAC for those periods. The results of operations for the three months and six months ended June 30, 2004 have been restated to furnish comparative information.

The company plans to continue to buy and sell real estate based investments over the next year. As additional funds become available for investments, the company expects to increase investments, and thus, the number of employees to manage the additional inventory. Significant acquisitions of investments, and thus higher operation costs, are possible. The company will plan on continued sales of mortgage pools and real estate assets. We anticipate raising money through the sale of stock, issuance debt instruments, or entering into joint venture arrangements in order to fund our operations over the next 12 months.

Presently, there are no commitments to provide additional money. There can be no assurance that we will be able to raise the necessary money to fund operations or make new investments.

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

Item 3.     Controls and Procedures

As of the end of the reporting period, June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

We are not aware of any material legal proceedings to which, any director, officer or affiliate of the Company, any owner of record or beneficial owner of more than 5% of our Company common stock, is a party to a legal proceeding adverse to our Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

     All unregistered sales of equity securities were disclosed on Current Reports filed on Form 8-K during the quarter covered by this report.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.  Other Information

     None.

Item 6.  Exhibits.

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

August 12, 2005                                       MORTGAGE ASSISTANCE
                                                      CENTER CORPORATION

                                                   By: /s/ Dale Hensel
                                                      --------------------------
                                                      Dale Hensel
                                                      Title: President, CEO, CFO