Form 10QSB
period 2005-09-30
Mortgage Assistance Center Corp
filed 2005-11-21
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

                              For the quarterly period ending September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, there were 12,725,720 shares of Common Stock issued and outstanding.

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



                     Mortgage Assistance Center Corporation




                        Consolidated Financial Statements


                                       And



                        Report of Independent Registered
                             Public Accounting Firm


                               September 30, 2005

                     Mortgage Assistance Center Corporation


                                Table of Contents




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-3

Financial Statements
     Consolidated Balance Sheets
          as of September 30, 2005 and December 31, 2004.....................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the three and nine months ended September 30, 2005 and 2004....F-6

     Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2005 and 2004...............F-7

     Notes to Consolidated  Financial Statements.............................F-9

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of
America, Inc., a Florida corporation) as of September 30, 2005 and the consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

The consolidated financial statements as of December 31, 2004 and for the periods ended September 30, 2004 have been restated to reflect the business combination with Mortgage Assistance Corporation (a Texas Corporation) as described in Note 3 to the consolidated financial statements. We previously audited the December 31, 2004 financial statements of Mortgage Assistance Corporation, and reviewed the September 30, 2004 financial statements which reflect total assets of $1,850,162 at December 31, 2004 and total revenue of $829,221 for the nine-month period ended September 30, 2004.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at September 30, 2005. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2004 financial statements of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation were audited by us and we expressed an unqualified opinion in our report dated March 28, 2005, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
November 11, 2005

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2005 (Unaudited) and December 31, 2004 (Audited)


                                     ASSETS

                                                   September 30,    December 31,
                                                        2005            2004
                                                    (Unaudited)      (Audited)
                                                                     (Restated)
                                                   -------------   -------------
Current Assets:
   Cash and cash equivalents                       $      15,294   $     572,884
   Portfolio assets, at cost                             708,562         764,868
   Accounts receivable-related parties                    82,556          49,668
   Prepaid expenses                                        6,666          34,866
                                                   -------------   -------------

                                                         813,078       1,422,286

                                                   -------------   -------------
Property and Equipment, at cost:
   Furniture, equipment and computers                    102,492          58,352
   Less accumulated depreciation                          23,646          11,133
                                                   -------------   -------------

                                                          78,846          47,219
                                                   -------------   -------------
Investments And Other Assets:
   Investment in public company                             --           295,000
  Investment in  MAP/MAC, LLC                            234,300          39,797
  Deposits                                                 3,000           3,000
                                                   -------------   -------------

                                                         237,300         337,797
                                                   -------------   -------------

Total Assets                                       $   1,129,224   $   1,807,302
                                                   =============   =============










The accompanying notes are an integral part of these consolidated financial statements


                    Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2005 (Unaudited) and December 31, 2004 (Audited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,     December 31,
                                                                 2005             2004
                                                             (Unaudited)        (Audited)
                                                                               (Restated)
                                                            -------------    -------------
Current Liabilities:
   Bank overdraft                                           $     128,945    $        --
   Notes payable-individuals                                      934,200          948,000
   Accounts payable-trade                                         136,336          177,622
   Accounts payable-others                                        153,822           89,784
   Accrued consulting fees                                         50,000             --
   Accounts payable-related parties                                  --             18,422
   Accrued interest payable                                        43,955            8,274
   Other accrued liabilities                                        8,275            4,051
                                                            -------------    -------------

                                                                1,455,533        1,246,153

                                                            -------------    -------------
Long-term Debt:
   Notes payable-individuals                                      578,083          373,200
   Mortgage payable                                                71,200             --

                                                            -------------    -------------

                                                                  649,283          373,200
                                                            -------------    -------------

Commitments (Note 12)

Stockholders' Equity  (Deficit):
   Common stock, par value $0.001 per share;
     authorized 50,000,000 shares; issued 12,725,720
     and 12,625,720 shares in 2005 and 2004, respectively          12,726           12,626
   Additional paid-in capital                                  23,972,449       23,971,949
   Retained earnings (deficit)                                (24,962,927)     (23,798,786)
                                                            -------------    -------------
                                                                 (977,752)         185,789
Subscriptions issuable                                              2,160            2,160
                                                            -------------    -------------
                                                                 (975,592)         187,949
                                                            -------------    -------------

   Total Liabilities and Stockholders' Equity               $   1,129,224    $   1,807,302
                                                            =============    =============










The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                        hree Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                      2005            2004            2005            2004
                                                                   (Restated)                      (Restated)
                                                  ------------    ------------    ------------    ------------

Revenues:
   Sales of portfolio assets                      $     20,660    $    166,530    $    354,675    $    829,221
   Cost of portfolio assets sold                        30,994         107,300         251,937         582,973
                                                  ------------    ------------    ------------    ------------
      Gain (loss) on sale of portfolio assets          (10,334)         59,230         102,738         246,248
   Servicing fees from affiliates and others            56,643            --           151,550             190
   Income from joint venture                            84,272            --           194,503            --
   Other income (loss)                                  (8,421)            496           4,628           7,636
                                                  ------------    ------------    ------------    ------------
      Total Revenues                                   122,160          59,726         453,419         254,074
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   Selling, general and administrative expenses        459,021         282,716       1,106,751         725,839
   Compensation expense related to
      common stock issuances at less
      than "fair value"                                   --              --              --           838,736
   Depreciation and amortization                         5,580           2,567          12,512           7,120
                                                  ------------    ------------    ------------    ------------
      Total operating expenses                         464,601         285,283       1,119,263       1,571,695
                                                  ------------    ------------    ------------    ------------

Operating loss                                        (342,441)       (225,557)       (665,844)     (1,317,621)


Other income (expense):
   Interest expense                                    (45,356)        (96,644)       (137,133)       (127,941)
   Merger expense                                       (4,758)           --          (299,758)           --
   Investor relations expense                          (61,406)        (52,977)        (61,406)        (52,977)
                                                  ------------    ------------    ------------    ------------

Loss before provision for income taxes                (453,961)       (375,178)     (1,164,141)     (1,498,539)

Income tax benefit (expense)                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

Net Loss                                              (453,961)       (375,178)     (1,164,141)     (1,498,539)

Other comprehensive income                                --              --              --              --
                                                  ------------    ------------    ------------    ------------

Comprehensive Loss                                $   (453,961)       (375,178)     (1,164,141)     (1,498,539)
                                                  ============    ============    ============    ============
Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted          $      (0.04)   $      (0.03)   $      (0.09)   $      (0.12)
                                                  ============    ============    ============    ============

Weighted-average number of shares of
   common stock outstanding                         12,725,720      12,625,720      12,662,016      12,625,720
                                                  ============    ============    ============    ============





The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                 September 30,
                                                                              2005           2004
                                                                                         (Restated)
                                                                          -----------    -----------
Cash Flows From Operating Activities
  Net loss                                                                $(1,164,141)   $(1,498,539)
                                                                          -----------    -----------
  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                               12,512          7,120
    Professional fees paid with common stock                                      600          8,472
    Compensation expense related to common stock issuances
      at less than "fair value"                                                  --          838,736
    Income from joint venture                                                (194,503)          --
    Merger expense                                                            295,000       (235,000)
    Change in assets and liabilities, excluding effect of
      acquisition of businesses:
        (Increase) decrease in portfolio assets                                56,306        426,605
        (Increase) decrease in accounts receivable from related parties       (51,310)       (44,658)
        (Increase) decrease in prepaid expenses                                28,200         42,187
        Increase (decrease) in bank overdraft                                 128,945           --
        Increase (decrease) in accounts payable                                22,752        (21,756)
        Increase (decrease) in accured consulting fees                         50,000           --
        Increase (decrease) in accrued interest                                35,681         16,676
        Increase (decrease) in other accrued liabilities                        4,224          5,278
                                                                          -----------    -----------

    Total adjustments                                                         388,407      1,043,660
                                                                          -----------    -----------

         Net Cash Provided (Used) by Operating Activities                    (775,734)      (454,879)
                                                                          -----------    -----------

Cash Flows From Investing Activities

     Purchase of property and equipment                                       (44,139)       (17,951)
                                                                          -----------    -----------

         Net Cash Used by Investing Activities                                (44,139)       (17,951)
                                                                          -----------    -----------





The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2005            2004
                                                                                 (Restated)
                                                                ------------    ------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                               --            25,000
   Proceeds from issuance of debt to individuals                     784,083         790,000
   Repayment of debt to individuals                                 (593,000)       (220,000)
   Proceeds from mortgage loan                                        71,200            --
   Repayment of advances from officers                                  --           (33,225)
                                                                ------------    ------------

             Net Cash Provided (Used) by Financing Activities        262,283         561,775
                                                                ------------    ------------

             Net Increase (Decrease) in Cash                        (557,590)         88,945

             Cash at Beginning of Period                             572,884          76,533
                                                                ------------    ------------

             Cash at End of Period                              $     15,294    $    165,478
                                                                ============    ============


   Supplemental Disclosures of Cash Flow Information


   Cash Paid During the Period for:
   Interest                                                     $    101,452    $    111,265
   Income taxes                                                 $       --      $       --
































The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



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

         Upon completion of the definitive Business Combination Agreement, in August 2005 MACC acquired all of the issued and outstanding capital stock of Mortgage Assistance Corporation. MAC is now a wholly owned subsidiary of MACC as described in Note 3.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 3 - Business Combination

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

         As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and has caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who will comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they will control 87.1% of the voting common stock of the Company. Dale Hensel is the

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 3 - Business Combination (Continued)
         --------------------

         sole officer and director of the Company. Mr. Hensel is also the President and director of MAC. Dan Barnett is the Vice President and director of MAC. Ms. Taylor is a Vice President and director of MAC. Subsequently, the remainders of the MAC shares were surrendered and 12,000,000 shares were issued for 100% of MAC.

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

         The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim periods ending September 30, 2005 present the combined results of MACC and MAC for those periods. The results of operations for the three months and nine months ended September 30, 2004 have been restated to furnish comparative information.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



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

         Mortgage Note Receivable Pools:

         Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are charged to the assets and recognized as income or loss at the date of closing.

         Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that no impairment allowance was required at September 30, 2005 and December 31, 2004.

         The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

         Real Estate Portfolios:

         Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes receivable. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

         Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment was required at September 30, 2005 and December 31, 2004.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



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

Note 5 - Going Concern Uncertainty
         -------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2005 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of September 30, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 5 - Going Concern Uncertainty (Continued)
         -------------------------

         business transactions which could generate adequate funding opportunities. While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note 6 - Portfolio Assets

         Portfolio assets were comprised of the following at September 30, 2005:


                 Mortgage note receivable pools                      $   445,284
                 Real Estate portfolios                                  181,500
                 Other                                                    81,778
                                                                     -----------
                      Total portfolio assets                             708,562
                 Valuation allowance for impairment                         --
                                                                     -----------
                      Net portfolio assets                           $   708,562
                                                                     ===========



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

          A summary of the results of operations for the nine months ended September 30, 2005 and net assets at September 30, 2005 for MAP/MAC, LLC is as follows:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

          Results of operations:
               Total revenues                                      $   1,444,962
               Operating profit                                          389,006
               Net income                                                389,006

          Net assets:
               Current assets                                      $   1,138,299
               Noncurrent assets                                            --
                                                                   -------------
               Total assets                                            1,138,299

               Current liabilities                                       669,699
                                                                   -------------
                                                                   $     468,600
                                                                   =============



Note 8 - Notes Payable
         -------------
         At September 30, 2005, notes payable to individuals were comprised of the following:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


         Loan due principal and accrued interest
         at 12% at maturity in November 2006                          $  378,083

         Loan due interest only monthly at 16%
         maturing  February 2006                                         223,200

         Loan due principal and accrued interest at 3% at
         maturity in January 2007                                        200,000

         Loans due principal and accrued interest at
         12% at maturity in April 2006                                   200,000

         Loan due $50,000 January 2005, with balance
         of $100,000 due February 2006, issuance of
         30,000 shares of common stock at inception and
         1,800 shares monthly beginning April 2005
         through maturity in lieu of interest                            100,000

         Loan due interest only on a monthly basis at
         18%, maturing July 2005 (maturity extended)                     150,000

         Loan due interest only monthly at 14% maturing
            December 2005                                                 75,000

         Loans due interest only on a monthly or
         quarterly basis at 10%, maturing July 2005
         through August 2006                                             186,000
                                                                      ----------

            Total                                                      1,512,283

            Less portion due within one year                             934,200
                                                                      ----------

                                                                      $  578,083
                                                                      ==========






         Certain real estate mortgage note receivable pools secure the loans from individuals.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 9 - Related Party Transactions
         --------------------------

         During the period ended September 30, 2005, MAC engaged in certain transactions with three affiliated entities, MAP/MAC, LLC, an unincorporated joint venture, and ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

         MAC paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of MAC, (See Note 7) and charged MAP/MAC, LLC fees for servicing its note pools. For the nine months ended September 30, 2005, $143,011 in servicing fees were recognized in income. At September 30, 2005, MAC had an account receivable from MAP/MAC, LLC of $5,005.

         MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had an account receivable from VA of $78,079 at September 30, 2005.

         ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $5,720 of servicing fees from ABOVO Corporation for the nine-months ended September 30, 2005.

Note 10 - Income Taxes
          -------------

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations, for the nine months ended September 30, 2005 and 2004, respectively, are as follows:



                                                   Nine Months Ended
                                         September 30, 2005   September 30, 2004
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
                                         ==================   ==================


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 10 - Income Taxes (Continued)
          ------------

         As  of  September  30,  2005  the  Company  had a  net  operating  loss carryforward  of  approximately  $10,900,000  to offset future  taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition  transaction with MAC in
         May 2005,  the usage of the Company's net operating  loss  carryforward will be  severely  limited.  The  amount  and  availability  of the net operating loss carryforwards may be subject to limitations set forth by
         Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period;  whether there  is a  deemed  more  than  50  percent  change  in  control;  the applicable  long-term  tax exempt bond rate;  continuity  of historical business;  and  subsequent  income of the  Company  all enter  into the
         annual   computation   of   allowable   annual   utilization   of   the
         carryforwards.

         The Company's income tax expense for the periods ended September 30, 2005 and 2004, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                                        Nine Months Ended
                                                            September 30, 2005    September 30, 2004
                                                            ------------------    ------------------
Statutory rate applied to income
     before income taxes                                    $         (395,800)   $         (509,500)
Increase (decrease) in income taxes
    resulting from:
      State income taxes
      Non-deductible compensation expense related
         to common stock issued at less than "fair value"                 --                 285,200
      Other, including reserve for deferred tax asset and
         application of net operating loss carryforward                395,800               224,300
                                                            ------------------    ------------------
Income tax expense                                          $             --      $             --
                                                            ==================    ==================

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 10 - Income Taxes (continued)
          ------------

         Deferred tax assets and liabilities consisted of the following at September 30, 2005 and December 31, 2004:


                                                 September 30,     December 31,
                                                      2005             2004
                                                 -------------    -------------
         Deferred tax assets
              Net operating loss carryforwards   $   3,706,200    $   3,174,500
              Less valuation allowance              (3,706,200)      (3,174,500)
                                                 -------------    -------------

         Net Deferred Tax Asset                  $        --      $        --
                                                 =============    =============

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



Note 11 - Common Stock Transactions (Continued)
          -------------------------

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

Note 12 - Commitments
          -----------

         Real Estate Purchase:

         Mortgage Assistance Corporation signed a contract for the purchase of a commercial building in Dallas, Texas to be used for the Company's offices and for lease to third party tenants. The contract purchase price is $1,250,000. MAC expects to purchase the building with $300,000 cash at closing and mortgage financing of $950,000. The building contains approximately 70,000 square feet and is situated on approximately 5.5 acres. Closing is planned prior to December 31, 2005.

         Consulting Contracts:

         The Company has contracted with RJ Falkner & Company, Inc. to provide consulting services in regard to preparation of a Research Profile on the Company, distribution of such reports, identification of potential institutional investors and other matters related to investor relations. The contract is for twelve months, continues monthly after January 15, 2006 unless cancelled by either party. Under the terms of the contract FJ Falkner & Company, Inc. will be compensated $3,000

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


Note 12 - Commitments (continued)
          -----------

         Consulting Contracts: (continued)

         monthly and will be issued 50,000 shares of MACC common stock. MACC has agreed to register these shares with the SEC upon the registration of any other shares or within twenty-four months, whichever occurs first.

         Mortgage Assistance Corporation has signed a Letter Agreement dated September 1, 2005 with Michael Calo & Associates, Attorneys and Counselors ("Calo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MAC to provide legal and business Advice, counsel and services in connection with the coordination of all legal matters of MAC, including coordination with special securities counsel for S.E.C. reporting requirements, and including but not limited to possible private placements, mergers, consolidations, recapitalization, acquisitions or purchases of assets or equity interest, or similar transactions. The agreement has an initial term of six months with a minimum fee of $4,000 per month. Additionally, provided MAC does not terminate the Letter Agreement during the first ninety (90) days of its duration, Calo shall be entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a common stock purchase warrant for three hundred seventeen thousand (317,000) shares of common tock of MACC for no additional consideration other than an exercise price of ten cents ($.10) per share. Provided Calo continues to serve MAC as its legal counsel to the reasonable satisfaction of the Board of Directors and is not terminated for "good cause", such common stock purchase warrant may be exercised according to the following schedule:

               1. Fifty thousand (50,000) of such shares on the 91st day after the execution of the Letter Agreement

               2. Sixty-six thousand seven hundred fifty (66,750) of such shares after July 1, 2006

               3. Sixty-six thousand seven hundred fifty (66,750) of such shares after December 31, 2006

               4. Sixty-six thousand seven hundred fifty (66,750) of such shares after July 1, 2007 and

               5. Sixty-six thousand seven hundred fifty (66,750) of such shares after December 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business Overview
-----------------

         On August 10, 2005, we completed the acquisition of Mortgage Assistance Corporation (MAC), a Texas corporation. Mortgage Assistance Center Corporation ("the Company" or "MACC" buys, sells and manages distressed real estate and non-performing mortgages secured by real estate in the secondary market in the United States through its subsidiary, Mortgage Assistance Corporation ("MAC").

         MAC purchases non-performing, charged-off, sub-prime first and second lien mortgages. These mortgages are secured by real estate, and are typically 90 days to 2 years past due at the time we buy them. These mortgages are purchased in pools or portfolios of assets from lending institutions and usually at discounts to the outstanding principal balance.

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

         Our Company is able to provide liquidity to lenders that need to remove non-performing loans from their books in order to restore their lending power or comply with government rules regarding non-performing loans.

         The third quarter has been an excellent foundational period for Mortgage Assistance Center Corporation. We continue to implement our growth strategy and intend to raise additional capital to purchase mortgage pools. We are building our organization such that we will be poised for the anticipated rapid growth. We have contracted to purchase a large office building in Dallas that would allow for our expansion plans.

         Prior to our acquisition of MAC, we had limited capital to purchase mortgage pools. Historically, our Company entered into joint venture agreements to fund mortgage pool purchases. By funding purchases through joint ventures, MAC was able to use its limited capital to focus on developing and expanding our infrastructure and software. The performance of our acquisitions is just as good as we had hoped, but not at the volume that we anticipate in the future after additional funds are raised.

Results of Operation

While the quarter has not had the financial performance that we anticipate in the future, we are excited about the solid foundation and the track record that we are building.

As a result of funding acquisitions through joint ventures, certain financial comparisons are complicated by the financial reporting differences between the Company and the joint ventures. Joint venture net income is a single line item in our financial report and the underlying detail of revenue or expenses do not show up as separate line items. The discussion herein regarding revenue and expenses do not include the revenue and expense detail from the joint ventures.

For the three months ended September 30, 2005, total revenues increased to $122,160, compared with revenues of $59,726 in the third quarter of 2004. The Company recorded a loss of ($10,334) on the sale of mortgage note and owned property during the third quarter of 2005, compared with a gain of $59,230 on such transactions during the year-earlier period. Meanwhile, the Company recorded $56,643 in servicing fees and $84,272 in joint venture income during the most recent quarter. There was no such joint venture income in the prior-year quarter.

The Company reported a net loss of ($453,961), or ($0.04) per share, in the quarter ended September 30, 2005, primarily due to significant costs associated with taking MAC public through a `reverse acquisition' transaction which was completed in August 2005. These results compare with a net loss of ($375,178), or ($0.03) per share, in the three months ended September 30, 2004.

Total revenues for the nine months ended September 30, 2005 increased approximately 78 percent to $453,419, compared with $254,074 in the first nine months of 2004. Gain on the sale of portfolio assets totaled $102,738 in the first nine months of 2005, compared with a gain of $246,248 in the prior-year period. The Company recorded $151,550 in servicing fees and $194,503 in joint venture income in the nine months ended September 30, 2005. There was no such income in the corresponding period of the prior year. As additional details, for nine months this year, the joint ventures have had $1,444,961 in revenue that is not reflected in the revenue numbers detailed above. We had no joint venture revenue in the first nine months of 2004.

The Company reported a net loss of ($1,164,141), or ($0.09) per share, in the nine months ended September 30, 2005, compared with a net loss of ($1,498,539), or ($0.12) per share, in the first nine months of 2004.

Management's Plans to Raise Capital:
The continued success of the Company will be largely influenced by our ability to raise funds for acquisitions of mortgage pools and the availability of non-performing loans. Profitability will grow as our volume increases enough to cover our fixed infrastructure costs. The Company is able to service a much larger volume of mortgages than is currently being serviced. With the focus on growth, we are optimistic of future profitability.

As for the availability of non-performing mortgages, our purchase volume as a percentage of the industry volume is miniscule. The historically low purchase prices of mortgages in our niche cannot be guaranteed to continue. As for funding, the Company is actively pursuing opportunities to raise large amounts of funds in order to be able to purchase even larger inventories of non-performing mortgage pools. Funding sources include any combination of debt, equity, and profit sharing with partners. While the Company is optimistic and has been successful in raising money in the past, there is no guarantee that future funds will be available for our growth plans and operational expenses.

In addition, the Company is beginning to explore acquisition of competitors or complimentary business and assets in order to increase capacity and efficiencies. Any acquisition may be accomplished through either stock or cash or any combination of the two.

Other Information
Critical Accounting Policies and Estimates
Management's discussion and analysis of results of operations and financial condition are based on the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that management make estimates and assumptions that affect the amounts reported for revenues, expenses, assets, liabilities and other related disclosures. Actual results may or may not differ from these estimates. These key accounting policies include revenue recognition, income taxes, insurance, stock options, and valuation of long-lived assets.

Revenue Recognition:

The Company recognizes revenue from real estate and mortgage product sales when title and risk passes to the buyer and when the conditions to the sales contract are satisfied. Provisions for certain sales incentives, trade promotions and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded.

Long-Lived and Intangible Assets:

The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company's inventory of notes, real estate, fixed assets, goodwill and other non-current assets. As these assumptions and estimates may change over time, it may or may not be necessary for the Company to record impairment charges. Under Generally Accepted Accounting Principles our portfolio asset value on our balance sheet is recorded based on actual acquisition costs, not the face value of the unpaid principle of the notes receivable or value of the underlying real estate. If assets are deemed impaired, those assets will be discounted to the net realizable value. This conservative approach does make it a little harder for someone to see the underlying asset value.

Insurance:

The company carries directors and officers insurance in addition to standard liability and casualty insurance for the Company and its offices. Property hazard insurance on Real Estate-Other is carried on properties that the company deems significant, and is not carried on certain low value properties.

Stock Options:

Currently the Company does not have an employee stock option plan. The Company is always exploring ways to reward and retain key personnel. Stock, stock options, and stock warrants are options that we may consider in the future.

Employee Benefit Plans:

The Company has no retirement and pension plans at this time. Benefits do include paid health insurance and vacation as outlined in the Company Employee's Manual.

Forward Looking Statements:

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

Item 3.     Controls and Procedures

As of the end of the reporting period, September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities were disclosed on Current Reports filed on Form 8-K and 8-K/A during the quarter covered by this report.

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

November 21, 2005                                   MORTGAGE ASSISTANCE
                                                    CENTER CORPORATION

                                                     /s/ Dale Hensel
                                                    ---------------------------
                                                    By: Dale Hensel
                                                    Title: President, CEO, CFO