Form 10KSB
period 2005-12-31
Mortgage Assistance Center Corp
filed 2006-04-19
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
1934

                   For the fiscal year ended December 31, 2005

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

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes       No   X
                                   -----    -----

The issuer's revenues for the fiscal year ended December 31, 2005 was $678,824.00.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2005 was approximately $2,621,405. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2005, there were 12,725,720 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes       No   X
                                                    -----    -----

                     Mortgage Assistance Center Corporation

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              11
Item 3   Legal Proceedings                                                    11
Item 4   Submission of Matters to a Vote of Security Holders                  11

Part II

Item 5   Market for Company's Common Stock, Related Stockholders Matters
           and Small Business Issuer Purchases of Equity Securities           12
Item 6   Management's Discussion and Analysis or Plan of Operation            15
Item 7   Financial Statements                                                F-1
Item 8   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                          16
Item 8A   Controls and Procedures                                             16
Item 8B   Other Information                                                   16

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 16
Item 10    Executive Compensation                                             18
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  19
Item 12    Certain Relationships and Related Transactions                     20
Item 13    Exhibits                                                           20
Item 14    Principal Accountant Fees and Services                             21

Signatures                                                                    22

Certifications pursuant to Sarbanes-Oxley Act of 2002

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

On May 14, 2004, our company and Mortgage Assistance Corporation, a Texas corporation based in Dallas, ("MAC") signed a letter of intent to enter into a business combination transaction whereby we would acquire MAC. Before the business combination could be completed, we were required to reorganize our Company. Since then, we have changed our corporate name from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation ("MACC"),
(2) implemented a reverse split of common stock capital stock on a One for Two Hundred Fifty (1:250) basis, and (3) we changed our authorized common stock capital to 50,000,000 shares.

Business
--------

Pursuant to this transaction, MAC is now a wholly owned subsidiary of MACC, and is the principal entity through which the Company conducts its business.

Mortgage Assistance Corporation ("MAC") was organized as a Texas corporation on March 28, 2003. On January 1, 2004, MAC acquired the assets of Mortgage Solution Partners, a proprietorship owned by Daniel Barnett. It was a financial services company that purchased, managed and resold first and second real estate mortgages and, or deed of trust promissory notes.

MAC purchases and manages pools of distressed real estate secured mortgages and promissory notes. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between 90 days and two years past due. The liens are secured by residential real estate. MAC acquires both first and second mortgages or liens. MAC typically purchases these mortgages at a discount to the mortgage obligation. Additionally, when necessary, it will foreclose, rehabilitate and, or sell the mortgage or real estate securing the purchased mortgages and deed of trust promissory notes. A very small percentage of the acquired loans are subordinate liens, which bear risk of being reclassified as unsecured loans if the priority lienholder forecloses on the real estate. These pools of non-performing real estate mortgages and notes are purchased from banks and other lending institutions.

After the company purchases a loan pool, the process of debt resolution commences. The company works the loan portfolio with the purpose of changing the non-performing loans into either performing loans or obtaining a deed to the underlying real estate or forecloses on the real estate. The company may resell a substantial portion of its re-performing loans in various sized loan pools. The company may foreclose on certain real estate properties when portfolio loans continue in default. As a result of foreclosure actions, the company will own real estate assets. These properties may be rehabilitated, held and ultimately sold.

MAC also enters into joint venture agreements from time to time with various investors in the purchase of loan pools.

Competition
-----------

The competition in the non-performing mortgage industry is extremely competitive. Competition varies depending on the quality of the collateral securing the non-performing mortgages. Typically, large amounts of cash are required to facilitate the purchase of non-performing mortgage pools.

MAC seeks profit opportunities in many areas of the industry, but it currently focuses its business in the lower value non-performing mortgage pools. MAC is principally purchasing non-performing mortgages in the $100,000 or less range since it deems this as a higher profit margin area. There are many other companies competing in this market which are better funded than MAC. Our ability to compete in this market has been limited by insufficient cash with which to purchase non-performing pools.

Employees
---------

As of December 31, 2005 Mortgage Assistance Corporation had 21 employees.

Risk Factors
------------

Cautionary Factors That May Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or not or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's common stock.

As for the availability of non-performing mortgages, our purchase volume as a percentage of the industry volume is miniscule. The historically low purchase prices of mortgages in our niche cannot be guaranteed to continue.


Limited Operating History; Anticipated Losses; Uncertainly of Future Results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company may experience negative cash flow from operations for the next several quarters as it continues to implement its business model, and up until such time as the Company is sufficiently capitalized. The Company may be required to sell additional equity or debt securities if cash generated by operations is insufficient to satisfy the Company's liquidity requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Need for Additional Financing. The Company currently has insufficient capital to fully realize its business objectives. The ultimate success of the Company will depend, in part, upon its availability to raise additional capital. While management has every reason to believe that adequate funding will be obtained, there is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

No Assurance of Success or Profitability. There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased through continued operations of the Company.

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

Auditor's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern."

The independent auditor's report issued in connection with the audited financial statements of the company for the period ended December 31, 2005, indicates that due to operating losses incurred during 2005 and prior periods, and the resulting accumulated stockholders' deficit and working capital deficit, among other factors, may cause the Company to be unable to continue as a going concern for a reasonable period of time. If the Company is unable to fully develop its business model and raise additional capital, the Company may have to cease operations, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

There Has Been A Volatile Public Market For Our Common Stock And The Price Of Our Stock May Be Subject To Fluctuations.

We cannot assure you that a liquid transparent trading market for our common stock will develop or be sustained. You may not be able to resell your shares at any price. The market price of our common stock is likely to be volatile and could be subject to fluctuations in response to factors such as the following, most of which are beyond our control:

|X| operating results that vary from the expectations of securities analysts and investors;
|X| changes in expectations as to our future financial performance, including financial estimates by securities analysts
|X|  the  operations,  regulatory,  market  and other  risks  discussed  in this section;
|X|  announcements   by  us  or  our   competitors  of  significant   contracts,
     acquisitions,   strategic   partnerships,   joint   ventures   or   capital
     commitments;
|X| announcements by third parties of significant claims or proceedings against us; and
|X|  future sales of our common stock.

In addition, the market for our stock has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock in the future.

Risks Relating To Low-Price Stocks.

Because our stock is quoted on the NASD Over The Counter ("OTC") Electronic Bulletin Board and subject to the Penny Stock Regulations, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our Company's securities. The regulations governing low-priced or penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of the purchasers and shareholders to sell their securities in the secondary market.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker- dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Future Capital Needs Could Result In Dilution To Investors; Additional Financing Could Be Unavailable Or Have Unfavorable Terms.

Our Company's future capital requirements will depend on many factors, including cash flow from operations, general state of the economy, available mortgage pools, competing market developments, and the Company's ability to market its proposed products successfully. It will be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

No Assurance of Success or Profitability.

There is no assurance that the Company or MAC will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased by the business combination with MAC.

Limited Operating History

Both MACC and MAC have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success of our company and MAC must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, financing, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. The failure of the Company to meet any of these conditions would have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company or MAC can or will ever operate profitably.

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

Item 2 - Properties

As of December 31, 2005, the Company owns a number of single family real estate properties in various parts of the country as a routine course of it business operations. These properties may, from time to time, be rented or sold by the Company. In addition, pursuant to a purchase contract executed in December, 2005, the Company purchased a 50% interest in a large office building in excess of 69,000 square feet at 999 Metro Media in Dallas, Texas. This vacant property is currently offered for sale or rent and may or may not be used for the company's future office location.

The Company currently leases a corporate office at 2614 Main St., Dallas, Texas, 75226. This is the principal executive office of Mortgage Assistance Corporation, a Texas corporation. The annual rent is $33,540 and the lease expires in September, 2008.

Item 3 - Legal Proceedings

We are not aware of any material legal proceedings against the Company.

We are not aware of any material legal proceedings to which, any director, officer, partnership interest of the Company, or any owner of record or beneficial owner of more than 5% of our Company common stock, is a party to a legal proceeding adverse to our Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Price of Common Stock:

There has not been an active market for the Company's securities. The Company's Common Stock was quoted on the NASD OTC Bulletin Board.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2005 and 2004 are listed below. The information was obtained from the NASD OTC Electronic Bulletin Board (www.otcbb.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions. During 2005, our stock was quoted under the symbols SACA, SFAC and MTGC. The 2004 figures have been adjusted for a reverse stock split.

                                2005                      2004
                        -----------------------------------------------
                          Low         High          Low           High
                        -------      ------       -------        ------

     First Quarter       $1.20        $1.80        $1.62          $4.75
     Second Quarter      $1.02        $3.15        $1.00          $8.75
     Third Quarter       $2.15        $3.20        $1.62          $3.00
     Fourth Quarter      $1.55        $3.25        $1.30          $1.75

The Company had approximately 1,268 holders of record of its common stock as of December 31, 2005 holding 12,725,720 common shares issued and outstanding.

The Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place South, 8th Floor, New York, NY 10004, and their telephone number is (212) 845-3245.

(b)  Dividend Policy

The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future.

(c)  Recent Sales of Unregistered Securities

(1) On September 1, 2005, the Company executed a letter agreement with an attorney, Michael Caolo ("Caolo"), to provide general counsel and transaction support services. The agreement has an initial term of six months with a minimum fee of $4,000 per month. In addition, if MAC did not terminate the agreement during the first 90 days of its duration, Caolo was entitled to additional equity compensation in MACC in the form of a common stock purchase warrant for 317,000 shares for no additional consideration other than an exercise price of ten cents ($0.10) per share. Provided Caolo continues to serve MAC as its legal counsel to the reasonable satisfaction of the Board of Directors and is not terminated for "good cause", such common stock purchase warrant may be exercised according to the following schedule:

     a. Fifty thousand (50,000) of such shares on the 91st day after the execution of the Letter Agreement

     b. Sixty-six thousand seven hundred fifty (66,750) of such shares after July 1, 2006

     c. Sixty-six thousand seven hundred fifty (66,750) of such shares after December 31, 2006

     d. Sixty-six thousand seven hundred fifty (66,750) of such shares after July 1, 2007 and


     e. Sixty-six thousand seven hundred fifty (66,750) of such shares after December 31, 2007.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans not approved by our security holders.

Table 1.

Equity Compensation Plan Information

------------------------------ -------------------------- ---------------------- -------------------------
Plan Category                  Number of  Securities  to  Weighted-average       Number of Securities
                               be issued  upon  exercise  Exercise price of      remaining  vailable for
                               of  outstanding  options,  outstanding options,   future issuance under
                               warrants and rights        warrants, and rights   equity compensation
                                                                                 plans (excluding
                                                                                 securities reflected in
                                                                                 column (a)

                                          (a)                       (b)                     (c)
------------------------------ -------------------------- ---------------------- -------------------------
Equity Compensation
Plans approved by
security holders                          None                      None                    None
------------------------------ -------------------------- ---------------------- -------------------------
Equity Compensation
Plans not approved by
security holders                         400,000                    N/A                     None
------------------------------ -------------------------- ---------------------- -------------------------
Total                                    400,000                    N/A                     None
------------------------------ -------------------------- ---------------------- -------------------------

d. (1) On June 23, 2005, the Company adopted a Legal Services Plan. The Plan reserved 400,000 shares. The Plan was registered on a Form S-8 registration statement filed on June 23,2005. The Plan was administered by our Board of Directors. We issued 400,000 shares to two attorneys who provided services to our company during 2005. These advisors are not engaged to provide any additional services on a go forward basis.


(e)  Small Business Issuer Purchases of Equity Securities: None

Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

Business Overview:

On May 10, 2005, Mortgage Assistance Center Corporation ("MACC" or the "Company") entered into a Business Combination Agreement with Mortgage
Assistance Corporation ("MAC"), a Texas corporation. MAC became a wholly owned subsidiary of MACC upon MACC's complete acquisition of all MAC shares in August, 2005. MACC buys, sells and manages distressed real estate and non-performing mortgages secured by real estate in the secondary market in the United States through its subsidiary, MAC.

MAC purchases non-performing, charged-off, sub-prime first and second lien mortgages. These mortgages are secured by real estate, and are typically 90 days to 2 years past due at the time we buy them. These mortgages are purchased in pools or portfolios of assets from lending institutions and usually at discounts to the outstanding principal balance. This business model enables MAC to provide assistance to borrowers and to provide liquidity to lenders that need to remove non-performing loans from their books in order to restore their lending power or comply with government rules regarding non-performing loans.

The Company generates revenue through three primary activities including: (a) immediate resale of its mortgage notes to other investors; (b) reforming the note to performing status and reselling it to a secondary investor; and (c) foreclosing or obtaining Deeds-in-Lieu of Foreclosure on properties that continue to be non-performing and either renting or selling the real estate. Secondarily, MAC generates additional revenue via servicing fees charged to certain partnership investors when MAC maintains an equity ownership position in the commonly owned note pool. After the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its re-performing loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold.

The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at December 31, 2005. The Company has incurred substantial indebtedness, including certain currently due and past due notes and interest payments which the Company must now restructure in order to avoid default. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-KSB.

Liquidity and Capital Resources:

The Company has historically financed the purchase of its mortgage notes and its operating expenses through the issuance of debt to individuals or investment partnerships. During 2005 the Company issued $1,232,257 in new debt and paid $363,096 to retire currently due or past due debt. Almost all debt is secured by mortgage loans or foreclosed real estate held in the Company's portfolio of assets. As of December 31, 2005 the Company had $1,919,257 in notes payable to individuals and investment partnerships, including $1,280,152 in principal due within one year and an additional $72,983 accrued interest currently payable. Of the notes payable within one year, and at the time of this filing, the Company had $940,200 in currently due or past due notes payable. Comparatively and on an annual basis, this represents an increase in total notes payable over the prior period of $598,057, and an increase in the currently due portion of these notes over the prior period of $332,152. The Company's continued reliance on debt financing has been required in order to adequately establish its portfolio of mortgage notes and properties for resale, fund operations currently being conducted at a net loss during a period of ramp-up and infrastructure build-out and to fund large transactions. The Company anticipates that it will continue to be dependent on the use of external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. While no lawsuits have resulted from the currently due or past due notes payable, the Company is now attempting to restructure this debt through various means including securing volutary extensions with additional penalties and interest to the Company, securing voluntary conversions to equity, and raising additional external financing to be used for the express purpose of restructuring notes. These conditions are described in more detail in this section and elsewhere throughout this Form 10-KSB.

In addition to its financing activities, the Company has incurred and is currently carrying other substantial accounts payable items. As of December 31, 2005 the Company owed vendors and various trade accounts a total of $170,434. Of this amount, $36,699 is attributed to servicing costs of the Company's mortgage notes held in its portfolio of assets to be sold. As of December 31, 2005 the Company lists other accounts payable of $289,784. Of this amount, $200,000 consists of a short-term loan provided by an individual and which is currently due and payable.

As of December 31, 2005 and as a result of the continued operating losses and the impact of the Company's business combination transaction described in this section and elsewhere in this Form 10-KSB, the Company shows an accumulated total stockholders' equity deficit of $(1,219,524), net of a stock subscription agreement currently issuable.

As of December 31, 2005 the Company lists cash of $72,740 and total assets of $1,462,918. This is down from the prior year-end cash of $572,884 and the prior year-end total assets of $1,807,302 due primarily to the continued net operating losses and the Company's investment in two partnerships which the Company materially participates in for the purpose of buying, reforming, servicing and reselling pools of mortgage loans and various real estate properties. Of the total assets of MAC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at a total actual aggregate cost basis of of $832,891 net of an impairment reserve. If stated on a fair market value basis, the Company anticipates that these directly owned portfolio assets would have an estimated fair market value of approximately $2,275,000.

In addition, and when combined with the percentage of portfolio assets that the Company owns and controls through its joint ventures and partnerships, if these consolidated portfolio assets were to be stated on a fair market value basis, the Company anticipates that they would have an estimated fair market value of approximately $6.1 Million. However, consistent with generally accepted accounting principles, the Company's portfolio assets are listed on the balance sheet at the actual acquisition costs plus continued servicing costs, rather than at estimated market values. In addition, the Company uses the equity method of partnership accounting which records the Company's equity interest in a partnership on the balance sheet instead of the Company's percentage of portfolio assets owned through these partnerships.

Management's Plans to Raise Capital:

The continued operation of the Company will be largely influenced by our ability to raise funds for the restructuring of debt, acquisition of mortgage pools and operating expenses of the Company. The Company is actively pursuing opportunities to raise additional external financing in order to be able to purchase significantly larger inventories of non-performing mortgage pools and operations expenses. Funding sources include any combination of debt, equity, and profit sharing with partners.

On October 20, 2005 the Company executed two financing contracts with Mercatus & Partners, LP which would potentially provide for the purchase of a combined total of 1,532,568 shares of Common Stock and combined gross financing proceeds to the Company of $2,000,001. This contract is purely contingent, and as of the date of this filing, the Company has received no funding from these transactions. The Company can make no assurance that these transactions will be completed in the foreseeable future or at all.

During the fourth calendar quarter of 2005 and continuing to the date of this filing, the Company has entered preliminary discussions with other major potential investors regarding equity and debt financing at a level sufficient to restructure the Company debts, fund continuing operations until consistent profitability is achieved and provide capital for the purchase of additional pools of mortgage loans. While the Company is optimistic and has been successful in raising money in the past, there is no guarantee that future funds will be available at all or at terms acceptable to management.

Results of Operations:

Revenues
--------
Total revenues fell from $1,233,480 in 2004 to $678,824 in 2005. In spite of the substantial reduction in total revenues for the twelve months ended December 31, 2005, the Company's management believes that calendar year 2005 was an important foundation building year that will provide the infrastructure and capability to substantially grow the business in the future. Management attributes the reduction in 2005 revenue in large part to the following factors.

Merger-related focus. The Company recorded a total of $303,058 in merger related expenses for 2005. Due to the extensive drain on management's time and the Company's working capital required by the business combination with MAC, and by the establishment of related governance and reporting systems and processes required in the transition from privately held to publicly traded corporation, management was unable to maintain its focus on core business operations. Additional skilled advisors are now in place to support with these requirements and the Company does not anticipate further distractions from the merger of MAC and MACC.

Proof-of-concept of additional scalable revenue models. During 2004 the Company primarily pursued a sales strategy of immediately reselling acquired mortgage notes. This sales strategy has historically generated significant gross margins, but these margins would not be expected to be as high as those potentially realizable though a longer-term "buy and hold" sales strategy. During 2005 the Company successfully proved out its business models for substantially scaling revenue from servicing fees and from joint venture and "profit participation" portfolios. This reflects a new business model that was not in use during 2004 whereby the Company uses its profit participation opportunities from investors to intentionally exploit a "buy and hold" strategy in order to maximize the total profit on a given note portfolio. Whereas in calendar 2004, the Company validated its ability to generate substantial revenue through the rapid sale and reforming of notes and related properties, 2005 has validated the Company's ability to generate substantially increased total profitability per portfolio and its ability to wrap additional value-added services and fees around its transaction flow and its special pool portfolios sold to investors in partnership arrangements. While the total gain on sale of portfolio assets in 2005 fell to $106,594 from the prior year's gain of $1,137,150, the Company's overall revenue mix from different revenue streams has broadened. For example, in 2004 the Company generated $53,120 in servicing fees compared to $234,973 in serving fees generated during 2005 for a one-year increase of 342%. Likewise, income from the Company's joint venture and other profit participation pools with select investors increased to $322,739 in 2005 from $27,797 during the prior year for a one-year increase of 1061%. As the Company continues to grow each of its existing revenue streams it also intends to acheive a better mix of revenue between the long-term and more profitable "buy and hold" market opportunities and the more immediate, but somewhat less profitable reselling opportunities.

Disciplined sales process and sales resource utilization. The Company has recently revised its sales process and expanded the number of trained internal resources that can be used to support during peak-periods, and to fill-in for vacations, absences, etc. to ensure the Company's sales efforts occur in a disciplined and ongoing manner not ordinarily achieved in highly entrepreneurial and early-stage companies. MAC anticipates that this process focus will substantially increase and even-out the Company's monthly cash flow from operations.

Operating Expenses
------------------
Total salaries, wages and contract labor expenses increased by $185,709 in 2005 to $752,322 for a 33% increase over the level incurred in 2004. This reflects the required additions to staff and contract labor resources necessary to buy, service, reform and resell the Company's portfolio assets. The Company's current level of staffing is considered by management to be adequate to support substantial growth in transaction volume without significant increases to staffing levels, wages, and contract labor expense. Collectively, the total compensation for the four MAC management team members accounted for $225,527 or 30% of the total amount recorded in 2005 for salaries, wages, and contract labor. Specific compensation detail for each of the management team members is provided in Section 10 - Executive Compensation of this Form 10-KSB.

Other selling, general and administrative expenses increased by $180,134 in 2005 to $686,829 for a 36% increase over the level incurred in 2004. This reflects normal and customary SG&A expense, plus the non-salary component of significant infrastructure development projects described below.

Build-out of infrastructure and capabilities to facilitate substantial growth and profitability. The Company and its management team dedicated itself in calendar year 2005 to building a scalable enterprise that will be able to maintain its efficiency and profitability as the Company experiences rapid growth made possible by additional capitalization planned to commence during calendar year 2006. Two major internal infrastructure build-out projects were conducted during 2005 and are now being fully implemented by the Company. As a result of these infrastructure upgrades, the Company is now able to service a much larger volume of mortgages than is currently being serviced and this increased transaction flow is expected to postively impact the Company's financial performance. Very little additional investment in infrastructure will be required during the next calendar year. These capabilities and upgrades are anticipated to begin demonstrating results during calendar year 2006. These projects include the following:

The Affiliate Network. The Company has recruited and cultivated a nationwide network of individual and boutique investors that serve as an important part of MAC's ability to quickly resell its notes, note pools, and owned real estate. At present the Company maintains a network or approximately 2,500 investors in approximately 37 states. This unique capability ensures liquidity for MAC's inventory of notes, and ensures MAC's profitability by providing the investor with a convenient source of notes beyond that which they could easily source for themselves. Going forward, the Company will continue to build and maintain this valuable resource, and will increasingly provide additional services on a for-fee basis to Affiliate Network investors thereby further extending the Company's revenue model and profitability.

The Interlink Loan Servicing system ("ILS"). During calendar year 2005 and continuing through the first calendar quarter of 2006, the Company has implemented an industry leading enterprise software platform that will substantially improve MAC's administrative efficiency, create automated workflow through to the financial accounting system, provide real-time access to inventory, support management's data requests and internal reporting needs, and enhance the Company's ability to comply with external reporting and regulatory requirements. Due to the Company's unique business model, it has adapted the ILS system to fully accommodate MAC's needs both currently and well into the future. ILS is fully scalable to vastly increased numbers of transactions with little to no additional infrastructure investment required beyond normal and customary maintenance and upgrades.

Other operating expense items impacting the Company's 2005 net loss include the previously disclosed impairment reserve of $202,690 on its portfolio assets. This amount appears as bad debt expense on the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company also recognized a total of 192,144 in interest expense for 2005 on its various notes payable and other accounts payable which are disclosed in this section under the heading Liquidity and Capital Resources.

Net Loss
--------
Accordingly, the total net loss increased from $(936,810) in 2004 to $(1,508,073) in 2005. On a weighted-average basis of the number of shares of common stock outstanding for the period of 12,678,323 shares, this equals a net loss per share of $(0.12) as of December 31, 2005.

Critical Accounting Policies and Estimates:

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

Portfolio Assets:

Portfolio assets are defined as assets that are held for sale and reflected in the accompanying financial statements as mortgage note receivable pools or real estate portfolios. The following is a description of each classification and the related accounting policy accorded to each portfolio type.

     |X| Mortgage Note Receivable Pools. Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are capitalized and included in the cost basis of the individual loans involved. Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. At December 31, 2005, the Company determined that an allowance for impairment of $202,690 was required. The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

     |X| Real Estate Portfolios. Real estate portfolios consist of real estate acquired by foreclosures or Deed-in-Lieu of Foreclosures of individual mortgage notes receivable or acquisition of the real estate. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at December 31, 2005 and 2004.

Revenue Recognition:

The Company recognizes revenue from real estate and mortgage product sales when title and risk passes to the buyer and when the conditions to the sales contract are satisfied. Provisions for certain sales incentives, trade promotions and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded.

Long-Lived and Intangible Assets:

The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company's inventory of notes, real estate, fixed assets, goodwill and other non-current assets. As these assumptions and estimates may change over time, it may or may not be necessary for the Company to record impairment charges. Under Generally Accepted Accounting Principles, our portfolio asset value on our balance sheet is recorded based on actual acquisition costs, not the face value of the unpaid principle of the notes receivable or value of the underlying real estate. If assets are deemed impaired, those assets will be discounted to the net realizable value. This conservative approach does make it a little harder for someone to see the underlying asset value.

Insurance:

The company carries directors and officers insurance in addition to standard liability and casualty insurance for the Company and its offices. Property hazard insurance on other Real Estate is carried on properties that the company deems significant, and is not carried on certain low value properties.

Stock Options:

Currently the Company does not have an employee stock option plan. The Company is always exploring ways to reward and retain key personnel. Stock, stock options, and stock warrants are possible alternatives that we may consider in the future.

Employee Benefit Plans:

The Company has no retirement or pension plans at this time. Benefits include health insurance, sick pay, and paid vacation as outlined in the Company Employee's Manual.

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

Item 8A - Controls and Procedures

As of the end of the reporting period, December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly adversly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

8B. OTHER INFORMATION.

On November 12, 2005 the Company executed a Subscription Agreement for the Purchase of Stock with RJ Falkner for the purchase of fifty thousand (50,000) shares of common stock at a to be established market price at the date of completion of sale. Fulfillment of this agreement is subject to and contingent upon the provision of public relations and investor relations communications services by Falkner to MAC. As of the date of this filing, no shares have been sold or issued under this agreement.

As disclosed previously in Item 6 - Management's Discussion and Analysis, the Company executed two financing contracts (the "Agreements") on October 20, 2005 with Mercatus & Partners, LP ("Mercatus") which would potentially provide for the purchase of a combined total of 1,532,568 shares of Common Stock and combined gross financing proceeds to the Company of $2,000,001. The Company believes this to be a contract in formation and is purely contingent upon the performance of Mercatus. As of the date of this filing, the Company has received no funding from these transactions. The Company can make no assurance that these transactions will be completed in the foreseeable future or at all. Additional term and contingencies of these Agreements are as follows. Shares purchased under these Agreements are to be placed by Mercatus into a European bank SICAV fund. The Agreements were not intended to provide for an immediate funding. Terms of the Agreements allow Mercatus up to 30 days to tender the purchase price to the Company once the valuation and repurchase of shares is completed by the European bank SICAV fund. The Agreements provide for the purchase price per share to be established by a negotiated discount percentage of 55% and calculated against the last per share price quoted at the date the financing contract was executed. Mercatus did not perform on this requirement, and as of the date of this filing, no purchase price has been tendered to the Company. If, in the event Mercatus does perform in this regard, the Company intends to complete the transaction and comply with all disclosure requirements.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Securities Exchange Act of 1934


The Officers and Directors of MACC during 2005 were as follows:

Name                       Age            Position and Tenure

Dale J. Hensel (1)         36             President, CEO, CFO, Director,
Appointed 3-19-04

The Officers and Directors of MAC, our wholly owned subsidiary, during 2005 were as follows:

Name                       Age            Position and Tenure

Dale Hensel                36             President, CEO, Director
Dan Barnett                47             V.P., COO
Michelle Taylor            60             Executive V.P. / Corporate Development
Sandra Valiquette          65             CFO

The following table discloses the total compensation for each of the MAC officers and directors during 2005. A summary of each individual's professional background is provided following the table.

                             --------------------------------------------------------------------------
                                                          Compensation Summary
                             --------------------------------------------------------------------------
                                    Annual Compensation                        Long-term Compensation
Name / (# of Options Held)     Fiscal Year     Salary / Fees       Bonus           Stock Awards (#)
                             ---------------------------------------------   --------------------------

Dale Hensel (0)                   2005         $     56,000          0                    0
Dan Barnett (0)                   2005         $     53,466          0                    0
Michelle Taylor (0)               2005         $     58,121          0                    0
Sandra Valiquette (0)             2005         $     57,940          0                    0

In addition to the above table, Michelle Taylor also received $22,219.88 as consulting fees prior to becoming an employee.

Biographical Information
------------------------

Dale Hensel, President, CEO
Dale J. Hensel was nominated to serve as sole Director and President by the former board of directors on March 5, 2004. The former directors and officers resigned their director and officer positions March 5, 2004 and Mr. Hensel consented to the nomination on March 19, 2004. In 1999, Mr. Hensel was self employed as a real estate investor of multi-family residential property. In May of 1999, he became President and of Meadow Wind, LLC, the co-owner of a 400 unit apartment complex in Dallas, Texas. In February 2000, he sold his interest in Meadow Wind, LLC and was appointed President and member of the board of directors of Remington-Hall Capital Corporation, a financially troubled publicly traded corporation. His principal role was to implement corporate clean-up and reorganization efforts. In October 2000, he resigned his positions with Remington-Hall. In February 2001, he formed H&L International Investments, Inc. The company's principal business operations involved the acquisition, rehabilitation and sale of distressed single family properties in the Dallas area. In October 2001, he was asked once again to act as president of Remington-Hall and he consented. In September 2002, he once again resigned and the company subsequently filed for bankruptcy protection. In February of 2002, he and others formed Note, Inc. which conducted business as Banker's Assistance. Its principal corporate business was the purchase of non-performing real estate secured promissory notes. He left the company in April 2003. In April 2003, he formed Mortgage Assistance Corporation, a company devoted to the development of purchase of non-performing real estate secured promissory notes and real property investment.

Dan Barnett, COO and Vice President
Mr. Barnett has 22 years experience with Exxon Mobil with responsibilities ranging from engineering to General Manager. Most recently, he served as North American Planning Advisor in 2000. He also was founder and owner of various real estate services and investment companies and holds a Texas Real Estate Brokers license. In 2003, he founded Mortgage Solution Partners which was acquired by Mortgage Assistance Corporation in 2004.

Michelle Taylor, Executive Vice President and Corporate Development
Ms. Taylor is one of the three founders of Mortgage Assistance Corporation and has played a key role in the development of the business model, corporate structure and ongoing operations of the company. Her duties include direct responsibility for the development of the affiliate program and affiliate educational materials. She directs all relationships with key capital investors, investment bankers and joint venture partners. Prior to co-founding MAC in 2003, Michelle was the owner of Taylor Brokerage Co., and also a national marketing and sales development company. In these roles she served as a consultant with diversified industries including medical, foodservice, and manufacturing organizations. She provided market research, managed national sales forces in fifty states, and developed key account sales for companies such as 7-11, Starbucks and Cinemark Theaters. Clients included: Morningstar Industries, makers of International Delight, Farberware, Inc., Grindmaster Corp. and Dean Foods. In addition, she directed global sales for Estill Medical, makers of Thermal Angel.

Sandra Valiquette, Chief Financial Officer
Ms. Valiquette was formerly the Senior Financial person in multiple financial institution industry companies. Her experience is in both the insurance industry and the savings & loan industry. She was responsible for all aspects of her company's financial management, including accounting, finance, risk management, information technology and Human Resources. Under Ms. Valiquette's guidance and leadership of several start-up companies, the companies eventually became multi-million dollar entities. At Summit Global Partners of Dallas, Texas she guided the first 12 acquisitions of 450 employees and the integration of the infrastructure, which is vital in the company's marketplace. Ms. Valiquette is a graduate of Texas Wesleyan University in Fort Worth, Texas where she majored in accounting and business. She is a licensed Texas CPA.

Compliance With Section 16(a) of The Exchange Act
-------------------------------------------------

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The Company has not been provided with copies of any forms by officers, directors or 10% shareholders and assumes that the forms were not filed.

CODE OF ETHICAL CONDUCT.

On May 13, 2004, our Board of Directors has a policy of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

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

Item 10 - Executive Compensation

Other Officer Compensation and Benefits
---------------------------------------

As CEO and Director of MACC, Dale Hensel received no compensation directly from MACC. He did recieve a total of $56,000 in salary for his role as President of MAC during 2005.

Employment Agreements
---------------------

None as of December 31, 2005

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table shows as of December 31, 2005, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2005 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group.

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

The Company's ownership includes 12,725,720 shares issued and outstanding as of December 31, 2005. Collectively, the Directors and Officers with a beneficial ownership greater than 5%, control 86.711% of the Company. The share ownership in the table and footnotes below has been reclassified after giving effect to the reverse split.

Table 1.  Fully-Diluted Beneficial Ownership Greater Than 5%

                                                        Percent of Class
Name and address             Number of Shares          Beneficially Owned
----------------             ----------------          ------------------

Dale J. Hensel(1)               5,031,058                     45.59%

Dan Barnett(2)                  4,967,058                     45.01%

Michelle Taylor(2)              1,036,375                      9.39%

All Directors and
Officers as a Group            11,034,491                    100.00%

(1) Dale Hensel is our sole officer and director. He is a director and president of MAC. Holdings listed here include shares beneficially owned by Hensel under a family limited partnership entity, Leberknight, FLP which holds 3,840,000 common shares (34.79%).

(2) Dan Barnett and Michelle Taylor are officers and directors of MAC, the wholly owned subsidiary of MACC.

Changes In Control. None

Item 12 - Certain Relationships and Related Transactions

During the years ended December 31, 2005 and 2004, MAC engaged in certain transactions with its three principal officers and with three affiliated entities, MAP/MAC, LLC, an unincorporated joint venture, and Abovo Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

MAC paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of MAC, (See Note 6 in the accompanying Financial Statements and Auditors report attached in Section F-1.) and charged MAP/MAC, LLC fees for servicing its note pools. Servicing fees recognized in income amounted to $222,105 and $21,279 during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, MAC had accounts receivable from MAP/MAC, LLC of $7,623 and $27,261, respectively.

MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had accounts receivable from VA of $50,945 and $19,490 at December 31, 2005 and 2004, respectively.

Abovo Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing Abovo Corporation's real estate loans. MAC recognized $9,148 and $25,234 of servicing fees from Abovo Corporation for the years ended December 31, 2005 and 2004, respectively.

During 2003-2004, two of the Company's principal officers and stockholders made cash advances to, and paid certain expenses on behalf of the Company. Such unpaid advances were non-interest bearing and due upon demand and amounted to $66,963 at December 31, 2003. Effective December 31, 2004, the outstanding balance of debt owed to the officers, $97,647, was forgiven by the officers and contributed to additional paid-in-capital.

During 2005, one of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans bearing interest at 12-15%. Interest expense on these loans amounted to $2,675 for the year ended December 31, 2005.

During the year ended December 31, 2004, two of the Company's three principal officers did not receive salaried compensation for their services. The Company paid one officer and stockholder $69,050 for consulting services during 2004.

Item 13 - Exhibits

Exhibits
--------

2.0+      Articles of Amendment filed November 16, 2004
2.1++     Articles of Amendment filed January 17, 2005
2.1* Asset Purchase Agreement and Plan of Reorganization between the Company and SAC Delaware dated August 21, 1995

3.1*      Certificate of Incorporation of the Company
3.2*      By-Laws of the Company
3.3** Amendment to Articles on Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.
4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company
10*** Agreement by and between Environmental Alternatives, Inc., a Vermont corporation, including its successors and assigns and the Company transferring all assets of the Company in exchange for the assumption of all liabilities, exclusive of certain defined liabilities retained by the Company, as of June 30, 2002.
20.1      Code of Ethical Conduct
31.0 Chief Executive and Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
32.0 Chief Executive and Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

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

                                     Year End               Year End
                                     12-31-05               12-31-04
                                     --------               --------

(1)  Audit Fees                      $ 67,056               $  9,650
(2)  Audit-related Fees                                          -0-
(3)  Tax Fees                        $  3,808               $  3,643
(4)  All other fees                  $  1,440                    -0-

     Total Fees                      $ 72,304               $ 13,293

     The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

     Sutton, Robinson Freeman & Co. was engaged for the full year 2005.

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

                                          Mortgage Assistance Center Corporation

Date: April 18, 2006                   By: /s/ Dale Hensel
                                          --------------------------------------
                                          Dale Hensel
                                          President, Chief Executive Officer,
                                          Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 18, 2006                   By: /s/ Dale Hensel
                                          --------------------------------------
                                          Dale Hensel
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director

                     MORTGAGE ASSISTANCE CENTER CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS



                                       AND



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



                           DECEMBER 31, 2005 AND 2004

                     Mortgage Assistance Center Corporation






                                Table of Contents



                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-3

Financial Statements
     Consolidated Balance Sheets
          as of December 31, 2005 and 2004...................................F-5

     Consolidated Statements of Operations and Comprehensive Loss
          for the years ended December 31, 2005 and 2004.....................F-7

     Consolidated Statements of Changes in Stockholders' Equity for
        the years ended December 31, 2005 and 2004...........................F-8

     Consolidated Statements of Cash Flows
         for the years ended December 31, 2005 and 2004......................F-9

     Notes to Consolidated  Financial Statements............................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.), (a Florida corporation) as of December 31, 2005 and 2004 and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated financial statements as of December 31, 2004 and for the year then ended have been restated to reflect the business combination with Mortgage Assistance Corporation (a Texas Corporation) as described in Note 3 to the consolidated financial statements. We previously audited the December 31, 2004 financial statements of Mortgage Assistance Corporation which reflect total assets of $1,850,162 at December 31, 2004 and total revenue of $3,923,712 for the year ended December 31, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mortgage Assistance Center Corporation as of December 31, 2005 and 2004 and the consolidated results of its operations, changes in stockholders' equity and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at December 31, 2005. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 4. Management's plans in regard to these matters are also described in Note 4. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 3, 2006

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004



                                                                         2004
                                   ASSETS                  2005      (Restated)
                                                        ----------   ----------


Current Assets:
Cash and cash equivalents                               $   72,740   $  572,884
Portfolio assets, at cost (net of impairment reserve
   of $202,690)                                            832,891      764,868
Accounts receivable-related parties                         58,995       49,668
Prepaid expenses                                            30,547       34,866
                                                        ----------   ----------

Total Current Assets                                       995,173    1,422,286
                                                        ----------   ----------
Property and Equipment, at cost:
Furniture, equipment and computers                         103,579       58,352
Less accumulated depreciation                               30,286       11,133
                                                        ----------   ----------

Total Property and Equipment                                73,293       47,219
                                                        ----------   ----------
Investments And Other Assets:
   Investment in public company                               --        295,000
Investment in  MAP/MAC, LLC                                292,536       39,797
Investment in Metromedia Partnership                        98,916         --
Deposits                                                     3,000        3,000
                                                        ----------   ----------

Total Investments and Other Assets                         394,452      337,797
                                                        ----------   ----------

Total Assets                                            $1,462,918   $1,807,302
                                                        ==========   ==========


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
                           December 31, 2005 and 2004





                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           2004
                                                           2005         (Restated)
                                                       ------------    ------------
Current Liabilities:
Notes payable-individuals and others                   $  1,280,152    $    948,000
Accounts payable-trade                                      170,434         177,622
Accounts payable-others                                     289,784          89,784
Accounts payable-related parties                               --            18,422
Accrued interest payable                                     72,983           8,274
Other accrued liabilities                                    98,306           4,051
                                                       ------------    ------------

Total Current Liabilities                                 1,911,659       1,246,153
                                                       ------------    ------------
Long-term Debt:
Notes payable-individuals                                   639,105         373,200
Note payable-stockholder                                     60,574            --
Mortgage payable                                             71,104            --
                                                       ------------    ------------

Total Long-Term Debt                                        770,783         373,200
                                                       ------------    ------------

Total Liabilities                                         2,682,442       1,619,353
                                                       ------------    ------------

Commitments (Note 11)

Stockholders' Equity  (Deficit):
Common stock, par value $0.001 per share;
authorized 50,000,000 shares; issued 12,725,720
and 12,625,720 shares in 2005 and 2004, respectively         12,726          12,626
Additional paid-in capital                               23,972,449      23,971,949
Retained earnings (deficit)                             (25,306,859)    (23,798,786)
                                                       ------------    ------------
                                                         (1,321,684)        185,789
Subscriptions issuable                                      102,160           2,160
                                                       ------------    ------------
Total Stockholders' Equity (deficit)                     (1,219,524)        187,949
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity             $  1,462,918    $  1,807,302
                                                       ============    ============


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2005 and 2004



                                                                            2004
                                                            2005         (Restated)
                                                        ------------    ------------
Revenues:
   Sales of portfolio assets                            $    406,175    $  3,923,712
   Cost of portfolio assets sold                             299,581       2,786,562
                                                        ------------    ------------
      Gain (loss) on sale of portfolio assets                106,594       1,137,150
   Servicing fees from affiliates and others                 234,973          53,120
   Income from joint venture                                 322,739          27,797
   Other income (loss)                                        14,518          15,413
                                                        ------------    ------------
      Total Revenues                                         678,824       1,233,480
                                                        ------------    ------------

Operating Expenses:
   Salaries, wages and contract labor                        752,322         566,613
   Other selling, general and administrative expenses        686,829         506,695
   Compensation expense related to
      common stock issuances at less
      than "fair value"                                         --           838,736
   Bad debts                                                 202,690            --
   Depreciation and amortization                              19,153           9,865
                                                        ------------    ------------
      Total operating expenses                             1,660,994       1,921,909
                                                        ------------    ------------

Operating loss                                              (982,170)       (688,429)

Other income (expense):
   Interest expense                                         (192,144)       (201,735)
   Merger expense                                           (303,058)           --
   Investor relations expense                                (21,601)           --
   Software development                                       (9,100)        (46,646)
                                                        ------------    ------------

Loss before provision for income taxes                    (1,508,073)       (936,810)

Income tax benefit (expense)                                    --              --
                                                        ------------    ------------
Net Loss                                                  (1,508,073)       (936,810)

Other comprehensive income                                      --              --
                                                        ------------    ------------
Comprehensive Loss                                      $ (1,508,073)   $   (936,810)
                                                        ============    ============
Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted                $      (0.12)   $      (0.07)
                                                        ============    ============

Weighted-average number of shares of
   common stock outstanding                               12,678,323      12,625,720
                                                        ============    ============


                     Mortgage Assistance Center Corporation
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004


                                                       Common Stock              Additional
                                                ----------------------------      paid-in       Accumulated
                                                   Shares       Par Value         capital         deficit
                                                ------------    ------------    ------------   ------------
Balances at
     December 31, 2003                           165,853,058    $      8,113    $ 22,872,575   $(22,861,976)

Issuance of common stock held in
     escrow for legal services                          --             8,472         838,736           --

One-for-two hundred fifty
     reverse stock split                        (165,188,455)        (15,920)         15,919           --

Merger with Mortgage Assistance Corporation       12,000,000          12,000         244,680           --

Exchange of shares per legal services
     compensation agreement                          (38,883)            (39)             39           --

Net loss for the year                                   --              --              --         (936,810)
                                                ------------    ------------    ------------   ------------
Balances at
     December 31, 2004                            12,625,720          12,626      23,971,949    (23,798,786)

Issuance of common stock
     for legal services                              100,000             100             500           --


Stock issuable to fund partnership investment           --              --              --             --

Net loss for the year                                   --              --              --       (1,508,073)
                                                ------------    ------------    ------------   ------------
Balances at
     December 31, 2005                            12,725,720    $     12,726    $ 23,972,449   $(25,306,859)
                                                ============    ============    ============   ============

                                                                      Treasury Stock
                                                 Subscriptions  ----------------------------
                                                   issuable        Shares           Cost
                                                 ------------   ------------    ------------
Balances at
     December 31, 2003                           $      2,160   $    (11,682)   $         (1)

Issuance of common stock held in
     escrow for legal services                           --             --              --

One-for-two hundred fifty
     reverse stock split                                 --           11,682               1

Merger with Mortgage Assistance Corporation              --             --              --

Exchange of shares per legal services
     compensation agreement                              --             --              --

Net loss for the year                                    --             --              --
                                                 ------------   ------------    ------------
Balances at
     December 31, 2004                                  2,160           --              --

Issuance of common stock
     for legal services                                  --             --              --


Stock issuable to fund partnership investment         100,000           --              --

Net loss for the year                                    --             --              --
                                                 ------------   ------------    ------------
Balances at
     December 31, 2005                           $    102,160           --      $       --
                                                 ============   ============    ============


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004

                                                                                       2004
                                                                         2005       (Restated)
                                                                     -----------    -----------
Cash Flows From Operating Activities
Net loss                                                             $(1,508,073)   $  (936,810)
                                                                     -----------    -----------
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
  Depreciation                                                            19,153          9,865
  Professional fees paid with common stock                                   600          8,472
   Compensation expense related to common stock issuances
    at less than "fair value"                                               --          838,736
  Income from joint venture                                             (322,739)       (27,797)
  Loss from partnership                                                    1,084           --
  Merger expense                                                         295,000           --
Change in assets and liabilities, excluding effect of
   acquisition of businesses:
   (Increase) decrease in portfolio assets                               (68,023)       225,775
   (Increase) decrease in accounts receivable from related parties       (27,749)      (167,693)
   (Increase) decrease in prepaid expenses                                 4,319         55,140
   Increase (decrease) in accounts payable                                (7,188)       116,157
   Increase (decrease) in accrued consulting fees                           --           89,389
   Increase (decrease) in accrued interest                                64,709         30,637
   Increase (decrease) in other accrued liabilities                       94,255          3,891
                                                                     -----------    -----------

Total adjustments                                                         53,421      1,182,572
                                                                     -----------    -----------

               Net Cash Provided (Used) by Operating Activities       (1,454,652)       245,762
                                                                     -----------    -----------

Cash Flows From Investing Activities
     Investment in public shell corporation                                 --         (235,000)
     Investment in joint venture                                            --          (12,000)
     Purchase of property and equipment                                  (45,227)       (24,695)
                                                                     -----------    -----------

                  Net Cash Used by Investing Activities                  (45,227)      (271,695)
                                                                     -----------    -----------


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004




                                                                                  2004
                                                                    2005       (Restated)
                                                                -----------    -----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                              --           25,000
Proceeds from issuance of debt to individuals and others          1,232,257        790,000
Repayment of debt to individuals and others                        (363,096)      (320,000)
Distribution from joint venture                                      70,000           --
Net advances from officers                                           60,574         27,284
                                                                -----------    -----------

             Net Cash Provided (Used) by Financing Activities       999,735        522,284
                                                                -----------    -----------

          Net Increase (Decrease) in Cash                          (500,144)       496,351

          Cash at Beginning of Period                               572,884         76,533
                                                                -----------    -----------

          Cash at End of Period                                 $    72,740    $   572,884
                                                                ===========    ===========


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------


Cash Paid During the Period for:
Interest                                                        $   127,435    $   171,098
Income taxes                                                    $      --      $      --

Non cash investing and financing activities:
   Partnership investment acquired for stock
      subscriptions issuable                                    $   100,000    $      --
   Stockholder debt converted to additional
      paid-in capital                                                  --           97,647


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



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

         Upon completion of a definitive Business Combination Agreement in August 2005, MACC acquired all of the issued and outstanding capital stock of Mortgage Assistance Corporation. MAC is now a wholly owned subsidiary of MACC as described in Note 3.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004




Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

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

         Mortgage Note Receivable Pools:

         Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 2 - Summary of Significant Accounting Policies (continued)
         ------------------------------------------

         plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are capitalized and included in the cost basis of the individual loans involved.

         Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. At December 31, 2005, the Company determined that an allowance for impairment of $202,690 was required.

         The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

         The Company has adopted Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for all loans acquired after 2004; however, all of the loans in the Company's portfolio are accounted for in accordance with SOP 03-3, regardless of date acquired.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004


Note 2 - Summary of Significant Accounting Policies (continued)
         ------------------------------------------

         Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at December 31, 2005 and 2004.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004


Note 2 - Summary of Significant Accounting Policies (continued)
         ------------------------------------------

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

         Use of Estimates in the Preparation of Financial Statements:

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004




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

         The  number  of  shares   authorized   for  issuance  in  the  Business
         Combination transaction between MACC and the MAC shareholders was negotiated between Mr. Hensel and MAC management in a transaction with management. The management of MACC and MAC shared a common director and officer in Dale Hensel; thus the transaction did not represent an arms-length transaction.

         At the date of the merger, MAC expensed $295,000 of legal fees and other costs related to the acquisition. These costs had previously been capitalized pending successful completion of a merger. At that time a market value for MACC's common shares was difficult to ascertain because of the limited and illiquid market for the Company shares. There was no active market for MACC common stock at that time.

         The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the year ended December 31, 2005 present the combined results of MACC and MAC for the year. The results of operations for the year ended December 31, 2004 have been restated to furnish comparative information.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 4 - Going Concern Uncertainty
         -------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2005 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of December 31, 2005. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

         The Company is actively pursuing alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities. While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note 5 - Portfolio Assets

         Portfolio assets were comprised of the following at December 31, 2005 and 2004:

                                                            2005         2004
                                                         ----------   ----------

         Mortgage note receivable pools                  $  736,513   $  554,642
         Real Estate portfolios                             215,792      150,976
         Other                                               83,276       59,250
                                                         ----------   ----------
              Total portfolio assets                      1,035,581      764,868

         Valuation allowance for impairment                 202,690         --
                                                         ----------   ----------

              Net portfolio assets                       $  832,891   $  764,868
                                                         ==========   ==========


         Portfolio assets are pledged to secure non-recourse notes payable to individuals (See Note 7).

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 6 - Investment in Joint Venture
         ---------------------------

         Effective September 30, 2004 MAC and an unrelated third party formed MAP/MAC, LLC, a joint venture, for the purpose of acquiring pools of mortgage and promissory notes in the secondary market. MAC and the unrelated third party each own 50% of the venture. MAC's investment in MAP/MAC, LLC is accounted for using the equity method.

         A summary of the results of operations for the years ended December 31, 2005 and 2004 and net assets at December 31, 2005 and 2004 for MAP/MAC, LLC is as follows:


                                                         2005           2004
                                                     -----------    -----------
         Results of operations:
              Total revenues                         $ 2,093,816    $   176,378
              Operating profit                           645,478         55,594
              Net income                                 645,478         55,594

         Net assets:
              Current assets                         $ 1,167,520    $   393,229
              Noncurrent assets                             --             --
                                                     -----------    -----------
              Total assets                             1,167,520        393,229

         Net liabilities:
              Current liabilities                       (582,447)      (313,635)
              Long-term debt                                --             --
                                                     -----------    -----------

                 Total debt                          $   585,073    $    79,594
                                                     ===========    ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 7 - Notes Payable to Individuals and Others
         ---------------------------------------

         At December 31, 2005 and 2004, notes payable to individuals and others were comprised of the following:


                                                            2005         2004
                                                         ----------   ----------
Loans due principal and accrued interest
at 12%, at maturity April - November 2006                $  578,083   $  200,000

Loan due interest only monthly at 16%
maturing  February 2006                                     223,200      223,200

Loan due principal and accrued interest at 3% at
maturity in January 2007                                    200,000         --

Non-interest bearing loans payable out of joint
venture distributions                                       297,069         --

Loan due February 2006, issuance of
30,000 shares of common stock at inception
and 1,800 shares monthly beginning April 2005
through maturity in lieu of interest                        100,000      150,000

Loan due interest only on a monthly basis at
18%, maturing July 2005 (maturity extended)                 150,000      150,000

Loan due interest only monthly at 16% renewable
on a monthly basis                                           75,000         --

Loan due principal and accrued interest at 14% at
maturity in October 2006                                     50,000         --

Loans due interest only on a monthly or
quarterly basis at 10%, maturing July 2005
through August 2006                                         245,905      140,000

Other                                                          --        458,000
                                                         ----------   ----------
   Total                                                  1,919,257    1,321,200

   Less portion due within one year                       1,280,152      948,000
                                                         ----------   ----------
                                                         $  639,105   $  373,200
                                                         ==========   ==========




         Certain real estate mortgage note receivable pools secure the majority of loans from individuals and others.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 8 - Related Party Transactions
         --------------------------

         During the years ended December 31, 2005 and 2004, MAC engaged in certain transactions with its three principal officers and with three affiliated entities, MAP/MAC, LLC, an unincorporated joint venture, and ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

         MAC paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of MAC, (See Note 6) and charged MAP/MAC, LLC fees for servicing its note pools. Servicing fees recognized in income amounted to $222,105 and $21,279 during the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, MAC had accounts receivable from MAP/MAC, LLC of $7,623 and $27,261, respectively.

         MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had accounts receivable from VA of $50,945 and $19,490 at December 31, 2005 and 2004, respectively.

         ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $9,148 and $25,234 of servicing fees from ABOVO Corporation for the years ended December 31, 2005 and 2004, respectively.

         During 2003-2004, two of the Company's principal officers and stockholders made cash advances to, and paid certain expenses on behalf of the Company. Such unpaid advances were non-interest bearing and due upon demand and amounted to $66,963 at December 31, 2003. Effective December 31, 2004, the outstanding balance of debt owed to the officers, $97,647, was forgiven by the officers and contributed to additional paid-in-capital.

         During 2005, one of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans bearing interest at 12-15%. Interest expense on these loans amounted to $2,675 for the year ended December 31, 2005.

         During the year ended December 31, 2004, two of the Company's three principal officers did not receive salaried compensation for their services. The Company paid one officer and stockholder $69,050 for consulting services during 2004.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004




Note 9 - Income Taxes

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations,   for  the  years  ended   December   31,  2005  and  2004,
         respectively, are as follows:


                                                            2005         2004
                                                         ----------   ----------
               Federal:
                   Current                               $     --     $     --
                   Deferred                                    --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
               State:
                   Current                                     --           --
                   Deferred                                    --           --
                                                         ----------   ----------
                   Total                                 $     --     $     --
                                                         ==========   ==========



         As  of  December  31,  2005  the  Company  had  a  net  operating  loss carryforward of approximately $9,478,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by
         Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the
         annual   computation   of   allowable   annual   utilization   of   the
         carryforwards.

         The Company's income tax expense for the year ended December 31, 2005 and 2004, respectively, differed from the statutory tax rate of 34.0% as follows:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 9 - Income Taxes (continued)
         ------------

                                                            2005         2004
                                                         ---------    ---------
    Statutory rate applied to income
      before income taxes                                $(512,800)   $(318,500)
    Increase (decrease) in income taxes
      resulting from:
        State income taxes
        Non-deductible compensation expense related
           to common stock issued at less than "fair
           value"                                             --        285,200
        Other, including reserve for deferred tax asset
           and application of net operating loss
           carryforward                                    512,800       33,300
                                                         ---------    ---------
    Income tax expense                                   $    --      $    --
                                                         =========    =========



         Deferred tax assets and liabilities consisted of the following at December 31, 2005 and 2004:


                                                         2005           2004
                                                     -----------    -----------
         Deferred tax assets
            Net operating loss carryforwards         $ 3,222,000    $ 2,725,000
            Less valuation allowance                  (3,222,000)    (2,725,000)
                                                     -----------    -----------

         Net deferred tax asset                      $      --      $      --
                                                     ===========    ===========




Note 10 - Common Stock Transactions
          -------------------------

         During July 2002, in order to facilitate the Company's merger or other business combination transaction with MAC, the Company issued a total of 84,720,733 pre-split shares of the Company's unregistered, restricted common stock to be held in escrow for the benefit of the Company's merger or combination partner. No value had been assigned to this issuance pending the consummation of a business combination transaction. On March 9, 2004, the Company's Board of Directors authorized the issuance of these shares held in escrow to the Company's legal counsel, Loper & Seymour, P.A. of St. Paul, Minnesota for legal services. The transaction was valued at approximately $8,500, which equaled the common stock's par value of $.0001 per share, and these shares were deemed fully paid and non-assessable. Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 10 - Common Stock Transactions (continued)
          -------------------------

         Compensation", the imputed fair value of this transaction was calculated as approximately $847,200, using the discounted closing quoted stock price on March 9, 2004. The differential between the imputed fair value and the agreed-upon value of the services provided, approximately $838,700, was recorded as "compensation expense related to common stock issuances at less than "fair value" upon exercise of outstanding stock options in the accompanying statement of operations for the year ended December 31, 2004.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004


Note 10 - Common Stock Transactions (continued)
          -------------------------

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


Note 11 - Commitments
          -----------

         Consulting Contracts:

         The Company has contracted with RJ Falkner & Company, Inc. to provide consulting services in regard to preparation of a Research Profile on the Company, distribution of such reports, identification of potential institutional investors and other matters related to investor relations. The contract is for twelve months, continues monthly after January 15, 2006 unless cancelled by either party. Under the terms of the contract FJ Falkner & Company, Inc. will be compensated $3,000 monthly and will be issued 50,000 shares of MACC common stock. MACC has agreed to register these shares with the SEC upon the registration of any other shares or within twenty-four months, whichever occurs first.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2005 and 2004



Note 11 - Commitments (continued)
          -----------

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