Form 10QSB
period 2006-03-31
Mortgage Assistance Center Corp
filed 2006-05-19
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB
                                   (Mark one)


[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
                                      1934

                 For the quarterly period ending March 31, 2006

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

As of March 31, 2006, there were 12,725,720 shares of Common Stock issued and outstanding.

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



                                 MARCH 31, 2006

                     Mortgage Assistance Center Corporation



                                Table of Contents




                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-3

Financial Statements
     Consolidated Balance Sheets
          as of March 31, 2006, and December 31, 2005........................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the three months ended March 31, 2006 and 2005.................F-6

     Consolidated Statements of Cash Flows
         for the three months ended March 31, 2006 and 2005..................F-7

     Notes to Consolidated Financial Statements..............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc., a Florida corporation) as of March 31, 2006 and the consolidated statements of operations and comprehensive loss, and cash flows for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

The consolidated financial statements as of December 31, 2004 and for the three months ended March 31, 2005 have been restated to reflect the business combination with Mortgage Assistance Corporation (a Texas Corporation) as described in Note 3 to the consolidated financial statements. We previously audited the December 31, 2004 financial statements of Mortgage Assistance Corporation, and reviewed the March 31, 2005 financial statements, which reflect total assets of $1,850,162 at December 31, 2004, and total revenue of $121,000 for the three-month period ended March 31, 2005.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at March 31, 2006. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2005 financial statements of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation were audited by us and we expressed an unqualified opinion in our report dated March 3, 2006, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
May 12, 2006


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)


                                     ASSETS
                                                         March 31,    December 31,
                                                           2006           2005
                                                        (Unaudited)     (Audited)
                                                       ------------   ------------

Current Assets:
Cash and cash equivalents                              $     57,804   $     72,740
Portfolio assets, at cost (net of impairment reserve
   of $202,690)                                             769,105        832,891
Accounts receivable-related parties                          31,381         58,995
Prepaid expenses                                             19,557         30,547
                                                       ------------   ------------

Total Current Assets                                        877,847        995,173
                                                       ------------   ------------
Property and Equipment, at cost:
Furniture, equipment and computers                          103,579        103,579
Less accumulated depreciation                                35,929         30,286
                                                       ------------   ------------

Total Property and Equipment                                 67,650         73,293
                                                       ------------   ------------
Investments And Other Assets:
Investment in  MAP/MAC, LLC                                 175,293        292,536
Investment in Metromedia Partnership                         82,138         98,916
Deposits                                                      3,000          3,000
                                                       ------------   ------------

Total Investments and Other Assets                          260,431        394,452
                                                       ------------   ------------

Total Assets                                           $  1,205,928   $  1,462,918
                                                       ============   ============







The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31,     December 31,
                                                              2006            2005
                                                           (Unaudited)      (Audited)
                                                          ------------    ------------
Current Liabilities:
Notes payable-individuals and others                      $  1,120,682    $  1,280,152
Accounts payable-trade                                         224,801         170,434
Accounts payable-others                                        289,784         289,784
Accrued interest payable                                        85,696          72,983
Other accrued liabilities                                      101,327          98,306
                                                          ------------    ------------

Total Current Liabilities                                    1,822,290       1,911,659

                                                          ------------    ------------
Long-term Debt:
Notes payable-individuals                                      699,744         639,105
Note payable-stockholder                                        60,574          60,574
Mortgages payable                                              151,333          71,104
                                                          ------------    ------------

Total Long-Term Debt                                           911,651         770,783
                                                          ------------    ------------

Total Liabilities                                            2,733,941       2,682,442
                                                          ------------    ------------

Commitments (Note 13)

Stockholders' Equity  (Deficit):
Common stock, par value $0.001 per share; authorized
authorized 50,000,000 shares; issued  12,725,720 shares         12,726          12,726
Additional paid-in capital                                     173,663         173,663
Retained earnings (deficit) after December 31, 2004         (1,816,562)     (1,508,073)
                                                          ------------    ------------
                                                            (1,630,173)     (1,321,684)
Subscriptions issuable                                         102,160         102,160
                                                          ------------    ------------
Total Stockholders' Equity (deficit)                        (1,528,013)     (1,219,524)
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity                $  1,205,928    $  1,462,918
                                                          ============    ============







The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)


                                                       Three          Three
                                                   Months Ended    Months Ended
                                                     March 31,      March 31,
                                                       2006            2005
                                                                    (Restated)
                                                   ------------    ------------
Revenues:
  Sales of portfolio assets                        $    213,884    $    121,000
  Cost of portfolio assets sold                         138,872          70,783
                                                   ------------    ------------
    Gain (loss) on sale of portfolio assets              75,012          50,217
  Servicing fees from affiliates and others              71,418          27,141
  Income (loss) from joint venture and partnership      (46,522)         83,847
  Other income (loss)                                     2,880           6,457
                                                   ------------    ------------
    Total Revenues                                      102,788         167,662
                                                   ------------    ------------

Operating Expenses:
  Salaries, wages and contract labor                    214,493         139,986
  Selling, general and administrative expenses          143,071         149,862
  Depreciation and amortization                           5,643           3,391
                                                   ------------    ------------
    Total operating expenses                            363,207         293,239
                                                   ------------    ------------

Operating loss                                         (260,419)       (125,577)

Other income (expense):
  Interest expense                                      (54,731)        (55,384)
  Merger expense                                           --          (295,000)
  Investor relations expense                              6,661            --
                                                   ------------    ------------

Loss before provision for income taxes                 (308,489)       (475,961)

Income tax benefit (expense)                               --              --
                                                   ------------    ------------

Net Loss                                               (308,489)       (475,961)

Other comprehensive income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $   (308,489)   $   (475,961)
                                                   ============    ============
Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted            $      (0.02)   $      (0.04)
                                                   ============    ============

Weighted-average number of shares of
  common stock outstanding                           12,725,720      12,625,720
                                                   ============    ============




The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)



                                                                      Three Months Ended
                                                                           March 31,
                                                                       2006         2005
                                                                                 (Restated)
                                                                    ---------    ---------
Cash Flows From Operating Activities
Net loss                                                            $(308,489)   $(475,961)
                                                                    ---------    ---------
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
 Depreciation                                                           5,643        3,391
 Professional fees paid with common stock                                --           --
 (Income) loss  from joint venture                                     29,744      (83,847)
 (Income) loss from partnership                                        16,778         --
 Merger expense                                                          --        295,000
 Change in assets and liabilities:
  (Increase) decrease in portfolio assets                             145,263       34,214
  (Increase) decrease in accounts receivable from related parties      27,614        3,881
  (Increase) decrease in prepaid expenses                              10,989      (15,063)
  Increase (decrease) in bank overdraft                                  --           --
  Increase (decrease) in accounts payable                              54,367      134,590
  Increase (decrease) in accrued interest                              23,352        7,856
  Increase (decrease) in other accrued liabilities                      3,021       27,061
                                                                    ---------    ---------

Total adjustments                                                     316,771      407,083
                                                                    ---------    ---------

               Net Cash Provided (Used) by Operating Activities         8,282      (68,878)
                                                                    ---------    ---------

Cash Flows From Investing Activities

     Purchase of property and equipment                                  --         (2,500)
                                                                    ---------    ---------

                  Net Cash Used by Investing Activities                  --         (2,500)
                                                                    ---------    ---------


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                   2006          2005
                                                                              (Restated)
                                                                ----------    ----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                             --            --
Proceeds from issuance of debt to individuals and others            50,000        30,000
Repayment of debt to individuals and others                       (160,718)     (538,000)
Distribution from joint venture                                     87,500          --
Net advances from officers                                            --          23,392
                                                                ----------    ----------

             Net Cash Provided (Used) by Financing Activities      (23,218)     (484,608)
                                                                ----------    ----------

          Net Increase (Decrease) in Cash                          (14,936)     (555,986)

          Cash at Beginning of Period                               72,740       572,884
                                                                ----------    ----------

          Cash at End of Period                                 $   57,804    $   16,898
                                                                ==========    ==========


Supplemental Disclosures of Cash Flow Information


Cash Paid During the Period for:
Interest                                                        $   31,379    $   47,528
Income taxes                                                    $     --      $     --







The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


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

         During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending December 31, 2006.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


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

         As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they control 87.1% of the voting common stock of the Company. Dale Hensel is the sole officer and director of the Company.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 3 - Business Combination (Continued)
         --------------------

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

         The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim period ending March 31, 2006 present the combined results of MACC and MAC for that period. The results of operations for the three months ended March 31, 2005 have been restated to furnish comparative information.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



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

         Mortgage Note Receivable Pools:

         Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans or their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are capitalized and included in the cost basis of the individual loans involved.

         Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that an impairment allowance of $202,690 was required at March 31, 2006 and December 31, 2005.

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

         Real Estate Portfolios:

         Real estate portfolios consist of real estate acquired by several means including purchase, foreclosing or obtaining Deeds-in-Lieu of Foreclosure on properties that continue to be non-performing. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)




Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

         Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at March 31, 2006 and December 31, 2005.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 4 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

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

Note 5 - Going Concern Uncertainty
         -------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2005 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of March 31, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)


Note 5 - Going Concern Uncertainty (Continued)
         -------------------------

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

Note 6 - Portfolio Assets

         Portfolio assets were comprised of the following at March 31, 2006:


           Mortgage note receivable pools       $  555,192
           Real Estate portfolios                  331,901
           Other                                    84,702
                                                ----------
                Total portfolio assets             971,795

           Valuation allowance for impairment      202,690
                                                ----------

                Net portfolio assets            $  769,105
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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 7 - Investment in Joint Venture (Continued)
         ---------------------------

         A summary of the results of operations for the three months ended March 31, 2006 and net assets at March 31, 2006 for MAP/MAC, LLC is as follows:


            Results of operations:
                   Total revenues                  $    29,533
                   Operating profit (loss)             (59,488)
                   Net income (loss)                   (59,488)

            Net assets:
                   Current assets                  $   886,366
                   Noncurrent assets                      --
                                                   -----------
                   Total assets                        886,366

                   Current liabilities                 535,781
                                                   -----------
                   Total Equity                    $   350,585
                                                   ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 8 - Notes Payable

         At March 31, 2006, notes payable to individuals and others were comprised of the following:




         Loan due principal and accrued interest
         at 12% at maturity in April - November 2006                $    578,083

         Loan due interest only monthly at 16%
         maturing  February 2006 (Maturity extended)                     223,200

         Loan due principal and accrued interest at 3% at
         maturity in January 2007                                        200,000

         Non-interest bearing loan payable out of joint
         venture distributions                                           175,000

         Loan due February 2006, issuance of
         30,000 shares of common stock at inception
         and 1,800 shares monthly beginning April 2005
         through maturity in lieu of interest                            100,000

         Loan due interest only on a monthly basis at
         18%, maturing March 2006 (maturity extended)                    112,000

         Loan due interest only monthly at 16% renewable
          on a monthly basis                                              75,000

         Loan due principal and accrued interest at 14%
         at maturity in October 2006                                      50,000

         Loans due interest only on a monthly or
         quarterly basis at 10%, maturing July 2005
         through August 2006                                             306,543

         Other
                                                                             600
                                                                    ------------
            Total                                                      1,820,426
            Less portion due within one year                           1,120,682
                                                                    ------------
         Long Term Portion of Notes Payable                         $    699,744
                                                                    ============





         Certain real estate mortgage note receivable pools secure the loans from individuals.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)





Note 9 - Related Party Transactions
         --------------------------

         During the period ended March 31, 2006, MAC engaged in certain transactions with three affiliated entities, MAP/MAC, LLC, an unincorporated joint venture, and ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

         MAC paid certain expenses on behalf of MAP/MAC, LLC, a 50%-owned joint venture of MAC, (See Note 7) and charged MAP/MAC, LLC fees for servicing its note pools. For the three months ended March 31, 2006, $66,900 in servicing fees were recognized in income.

         MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had an account receivable from VA of $41,444 at March 31, 2006.

         ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $3,354 of servicing fees from ABOVO Corporation for the three-months ended March 31, 2006.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 10 - Income Taxes
          ------------

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations, for the three months ended March 31, 2006 and 2005, respectively, are as follows:



                                       Three Months Ended
                                March 31, 2006   March 31, 2005
                                --------------   --------------
               Federal:
                     Current    $         --     $         --
                     Deferred
                                --------------   --------------

                                --------------   --------------
               State:
                     Current
                                --------------   --------------
                     Deferred
                                --------------   --------------

                     Total      $         --     $         --
                                ==============   ==============



         As of March 31, 2006, the Company had a net operating loss carryforward of approximately $11,200,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

         The Company's income tax expense for the periods ended March 31, 2006 and 2005, respectively, differed from the statutory tax rate of 34.0% as follows:


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 10 - Income Taxes (Continued)
          ------------



                                                                     Three Months Ended
                                                              March 31, 2006    March 31, 2005
                                                              --------------    --------------
Statutory rate applied to income
       before income taxes                                    $     (104,900)   $     (161,800)
Increase (decrease) in income taxes
      resulting from:
        State income taxes
                                                                                -     --------
        Other, including reserve for deferred tax asset and
           application of net operating loss carryforward
                                                                     104,900           161,800
                                                              --------------    --------------
Income tax expense                                            $         --      $         --
                                                              ==============    ==============




         Deferred tax assets and liabilities consisted of the following at March 31, 2006 and December 31, 2005:



                                            March 31      December 31,
                                              2006            2005
                                          ------------    ------------
Deferred tax assets
       Net operating loss carryforwards   $  3,327,000    $  3,222,000
       Less valuation allowance             (3,327,000)     (3,222,000)
                                          ------------    ------------

Net Deferred Tax Asset                    $       --      $       --
                                          ============    ============



Note 11 - Common Stock Transactions
          -------------------------

         On May 14, 2004, the Stockholders approved an amendment to the Company's Articles of Incorporation, which increased the par value of each share of common stock from $0.0001 per share to $0.001 per share and decreased the number of authorized common shares from 175,000,000 shares to 50,000,000 shares. The stockholders also approved a one-for-two hundred fifty (1:250) reverse stock split. Pursuant to authorization by the Board of Directors, the reverse stock split became effective for stockholders of record as of November 22, 2004. Stock certificates representing pre-split denominations may be exchanged for stock certificates representing the post-split denominations, at the election of stockholders, as mandatory certificate exchange is not required.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 12 - Quasi-Reorganization
          --------------------

         Effective January 1, 2006, the Company, with the consent of its stockholders, completed a quasi-reorganization, whereby the retained deficit at January 1, 2005, of $23,798,786, accumulated prior to the merger of the Company with MAC, was eliminated against additional paid-in capital. The purpose of the quasi-reorganization is to more clearly reflect the stockholders' equity accounts based upon the Company's operations and activities as a financial services company, which commenced on January 1, 2005. The equity section of the December 31, 2005 Balance Sheet has been restated to reflect the quasi-reorganization.

Note 13 - Commitments
          -----------

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

         Mortgage Assistance Corporation has signed a Letter Agreement dated September 1, 2005 with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MAC to provide legal and business Advice, counsel and services in connection with the coordination of all legal matters of MAC, including coordination with special securities counsel for S.E.C. reporting requirements, and including but not limited to possible private placements, mergers, consolidations, recapitalization, acquisitions or purchases of assets or equity interest, or similar transactions. The agreement has an initial term of six months with a minimum fee of $4,000 per month. Additionally, provided MAC does not terminate the Letter Agreement during the first ninety (90) days of its duration, Caolo shall be entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a common stock purchase warrant for three hundred seventeen thousand (317,000) shares of common tock of MACC for no additional consideration other than an exercise price of ten cents ($.10) per share. Provided Caolo continues to serve MAC as its legal counsel to the reasonable satisfaction of the Board of Directors and is not terminated for "good cause", such common stock purchase warrant may be exercised according to the following schedule:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Note 13 - Commitments (Continued)
          -----------

         Consulting Contracts: (continued)



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

Item 2 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-QSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-QSB.

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

The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at December 31, 2005 which continues as of March 31, 2006. The Company has incurred substantial indebtedness, including certain currently due and past due notes and interest payments which the Company must now restructure in order to avoid default. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-QSB.

Liquidity and Capital Resources:

The Company has historically financed the purchase of its mortgage notes and its operating expenses through the issuance of debt to individuals or investment partnerships. During the first calendar quarter of 2006 the Company issued $50,000 in new debt and paid $160,718 to retire currently due or past due debt. Almost all debt is secured by mortgage loans or foreclosed real estate held in the Company's portfolio of assets. As of March 31, 2006 the Company had a total of $1,820,426 in notes payable to individuals and investment partnerships, including $1,120,682 in principal due within one year and an additional $85,696 accrued interest currently payable. Of the notes payable within one year, and at the time of this filing, the Company had $665,200 in principal, past due, or without extensions from the note holder. The company currently has no past due interest. The Company's continued reliance on debt financing has been required in order to adequately establish its portfolio of mortgage notes and properties for resale, fund operations currently being conducted at a net loss during a period of ramp-up and infrastructure build-out and to fund large transactions. The Company anticipates that it will continue to be dependent on the use of external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. While no lawsuits have resulted from the currently due or past due notes payable, the Company is now attempting to restructure this debt through various means including securing voluntary extensions with additional penalties and interest to the Company, securing voluntary conversions to equity, and raising additional external financing to be used for the express purpose of restructuring notes. These conditions are described in more detail in this section and elsewhere throughout this Form 10-QSB.

In addition to its financing activities, the Company has incurred and is currently carrying other substantial accounts payable items. As of March 31, 2006 the Company owed vendors and various trade accounts a total of $224,801. As of March 31, 2006 the Company lists other accounts payable of $289,784. Of this amount, $200,000 consists of a short-term loan provided by an individual and which is currently due and payable.

As of March 31, 2006 and as a result of the continued operating losses and the impact of the Company's business combination transaction described in this section and elsewhere in this Form 10-QSB, the Company shows an accumulated total stockholders' equity deficit of $(1,528,013), net of a stock subscription agreement currently issuable.

As of March 31, 2006 the Company lists cash and cash equivalents of $57,804 and total assets of $1,205,928. This is down from the fourth calendar quarter of 2005 ending cash and cash equivalents of $72,740 and down from the fourth quarter total assets of $1,462,918. Of the total assets of MAC, the portion
consisting  of  portfolio  assets  (which  includes   purchased   sub-prime  and
non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at a total actual aggregate cost basis of $769,105 net of an impairment reserve. If stated on a fair market value basis, the Company anticipates that these directly owned portfolio assets would have an estimated fair market value of approximately $2,100,000.

In addition, and when combined with the percentage of portfolio assets that the Company owns and controls through its joint ventures and partnerships, if these consolidated portfolio assets were to be stated on a fair market value basis, the Company anticipates that they would have an estimated fair market value of approximately $6,000,000. However, consistent with generally accepted accounting principles, the Company's portfolio assets are listed on the balance sheet at the actual acquisition costs plus continued servicing costs, rather than at estimated market values. In addition, the Company uses the equity method of partnership accounting which records the Company's equity interest in a partnership on the balance sheet instead of the Company's percentage of portfolio assets owned through these partnerships. Similarly, any and all revenues or losses associated with these joint ventures and partnerships appear on the Consolidated Statements of Operations and Comprehensive Loss as a single line item under the Revenues section.


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

Results of Operations:

Revenues
--------
For the three months ended March 31, 2006, the Company recorded total sales of portfolio assets of $213,884. Total revenues for the quarter, net of the cost of portfolio assets held for sale, were $102,788 compared to $167,662, total revenue net of cost of assets for Q1 2005 recorded in the three months ended March 31 2005. The total revenue results of the current period include $71,418 in servicing fees, as well as a net loss of $(46,522) from the Company's joint ventures and partnerships. Sales of portfolio assets for the quarter were hampered by the protracted due diligence and negotiations with a single buyer for the purchase of essentially all of the available inventory. Sales during this due diligence and negotiations period were restricted to preserve the composition and value of the pool of notes under consideration by the buyer. When satisfactory terms could not be reached, all available inventory was then released and normal sales activities were resumed. As a result, the Company has clarified its sales policies and processes to prevent unusually large blocks of portfolio assets from being tied up in negotiations at any one time.

Operating Expenses
------------------
Total salaries, wages and contract labor expenses for the current period were $214,493 compared to $139,986 for the same period in the prior year. This reflects the required additions to staff and contract labor resources necessary to buy, service, reform and resell the Company's portfolio assets. Additionally, the Company's CEO and COO did not receive any salary from the Company during the same period in the prior year, whereas this additional expense is reflected in the current period's salary expense. The Company's current level of staffing is considered by management to be adequate to support substantial growth in transaction volume without significant increases to staffing levels, wages, and contract labor expense. Collectively, the total compensation for the four MAC management team members accounted for approximately one-third of the total amount recorded in the current period for salaries, wages, and contract labor.

Other selling, general and administrative expenses for the current period were $143,071 which was approximately $7,000 less than the selling, general and administrative expenses recorded in the same period during the prior year. This reflects normal and customary SG&A expense, plus the non-salary component of continued investment in the infrastructure development projects described below.

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

Net Loss
--------
Accordingly, the net loss for the three months ended March 31, 2006 was $(308,489) compared to a net loss of $(475,961) for the same period during the prior year. On a weighted-average basis of the number of shares of common stock outstanding for the period, this equals a net loss per share of $(0.02) as of March 31, 2006, compared to a net loss per share of $(0.04) during the same period of the prior year.

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

     |X| Mortgage Note Receivable Pools. Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected cash flow. Any payments of due diligence costs, property taxes, or insurance required are capitalized and included in the cost basis of the individual loans involved. Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. As of March 31, 2006, the Company determined that an allowance for impairment of $202,690 was required. The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

     |X| Real Estate Portfolios. Real estate portfolios consist of real estate acquired by foreclosures or Deed-in-Lieu of Foreclosures of individual mortgage notes receivable or acquisition of the real estate. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at March 31, 2006 and December 31, 2005.

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

Item 3. Controls and Procedures

As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

--------------------------------------------------------------------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities were disclosed on Current Reports filed on Form 8-K and 8-K/A during the quarter covered by this report.

Item 3.   Defaults Upon Senior Securities

As of the March 31, 2006 the Company had a total of five promissory notes which are past due. These notes include various interest rates and various maturity dates ranging from January 31, 2006 through March 31, 2006. Cumulatively, these notes represent $565,200 in principal. There is no additional past due interest as all interest has been paid current on either a monthly or quarterly basis per the terms of the notes. All notes are secured for the full principal amount with portfolio assets of the Company consisting of mortgage notes and real estate owned by the Company which is currently for sale as a part of its normal and customary ongoing operations. The Company is currently in active dialogue with all holders of past due notes and anticipates that it will be able to voluntarily extend the maturities of the vast majority of these past due notes.

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

May 19, 2006                                          MORTGAGE ASSISTANCE
                                                      CENTER CORPORATION

                                                       /s/ Dale Hensel
                                                      --------------------------
                                                      By: Dale Hensel
                                                      Title: President, CEO


                                                       /s/ Dale Hensel
                                                      --------------------------
                                                      By: Dale Hensel
                                                      Title: CFO











--------------------------------------------------------------------------------