Form 10QSB
period 2006-06-30
Mortgage Assistance Center Corp
filed 2006-08-14
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ________________

                  Commission file number ______________________

--------------------------------------------------------------------------------
                     Mortgage Assistance Center Corporation
--------------------------------------------------------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

--------------------------------------------------------------------------------
             Florida                                              06-1413994
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)
--------------------------------------------------------------------------------

                         2614 Main St., Dallas, TX 75226
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
--------------------------------------------------------------------------------

                                 (214) 670-0005
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)
--------------------------------------------------------------------------------

     Check whether the issuer has (1) filed all reports  required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,725,720 shares of Common Stock as of June 30, 2006

     Transitional Small Business Disclosure Format: Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.



                     Mortgage Assistance Center Corporation




                        Consolidated Financial Statements




                                       And




                        REPORT OF INDEPENDENT REGISTERED

                             Public Accounting Firm




                                  June 30, 2006

                     MORTGAGE ASSISTANCE CENTER CORPORATION



                                Table of Contents



                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-3

Financial Statements
     Consolidated Balance Sheets
          as of June 30, 2006, and December 31, 2005.........................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the three and six months ended June 30, 2006 and 2005..........F-6

     Consolidated Statements of Cash Flows
         for six months ended June 30, 2006 and 2005.........................F-7

     Notes to Consolidated Financial Statements..............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas


We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.), a Florida corporation, as of June 30, 2006 and the consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at June 30, 2006. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

The December 31, 2005 financial statements of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation were audited by us and we expressed an unqualified opinion in our report dated March 3, 2006, but we have not performed any auditing procedures since that date.


/s/ Sutton Robinson Freeman & Co., P.C.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 9, 2006


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2006 (Unaudited) and December 31, 2005 (Audited)


                                                                                     June 30,      December 31,
                                                                                       2006           2005
                                     ASSETS                                        (Unaudited)      (Audited)
                                                                                   ------------    ------------

Current Assets:
Cash and cash equivalents                                                          $     14,662    $    365,097
Portfolio assets, at cost (net of impairment reserve
   of $150,750 and $202,690 at June 30, 2006 and
   December 31, 2005, respectively)                                                   2,473,674       1,708,053
Accounts receivable-related parties                                                      55,681          58,995
Prepaid expenses                                                                         22,541          30,547
                                                                                   ------------    ------------

Total Current Assets                                                                  2,566,558       2,162,692

                                                                                   ------------    ------------
Property and Equipment, at cost:
Furniture, equipment and computers                                                      103,579         103,579
Less accumulated depreciation                                                            41,571          30,286
                                                                                   ------------    ------------

Total Property and Equipment                                                             62,008          73,293

                                                                                   ------------    ------------
Investments And Other Assets:
Investment in Metro Media Partnership                                                    70,396          98,916
Deposits                                                                                  3,000           3,000
                                                                                   ------------    ------------

Total Investments and Other Assets                                                       73,396         101,916
                                                                                   ------------    ------------

Total Assets                                                                       $  2,701,962    $  2,337,901
                                                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2006 (Unaudited) and December 31, 2005 (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     June 30,      December 31,
                                                                                       2006            2005
                                                                                   (Unaudited)      (Audited)
                                                                                   ------------    ------------
Current Liabilities:
Notes payable-individuals and others                                               $  2,864,407    $  1,794,288
Note payable - stockholder                                                               77,585            --
Accounts payable-trade                                                                  226,147         180,308
Accounts payable-others                                                                 200,000         289,784
Accrued interest payable                                                                114,838          72,983
Other accrued liabilities                                                               193,692         156,743
                                                                                   ------------    ------------

Total Current Liabilities                                                             3,676,669       2,494,106

                                                                                   ------------    ------------
Long-term Debt:
Notes payable-individuals                                                                  --           639,105
Note payable-stockholder                                                                   --            60,574
Mortgages payable                                                                       151,182          71,104

                                                                                   ------------    ------------

Total Long-Term Debt                                                                    151,182         770,783
                                                                                   ------------    ------------

Minority Interests                                                                      489,569         292,536
                                                                                   ------------    ------------

Total Liabilities                                                                     4,317,420       3,557,425
                                                                                   ------------    ------------

Commitments (Note 14)

Stockholders' Equity  (Deficit):
Common stock, par value $0.001 per share; authorized
authorized 50,000,000 shares; issued  12,725,720 shares                                  12,726          12,726
Additional paid-in capital                                                              173,663         173,663
Retained earnings (deficit) after December 31, 2004                                  (1,904,007)     (1,508,073)
                                                                                   ------------    ------------
                                                                                     (1,717,618)     (1,321,684)
Subscriptions issuable                                                                  102,160         102,160
                                                                                   ------------    ------------
Total Stockholders' Equity (deficit)                                                 (1,615,458)     (1,219,524)
                                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                                         $  2,701,962    $  2,337,901
                                                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                Three and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                       Three Months Ended               Six Months Ended
                                                    June 30,        June 30,        June 30,        June 30,
                                                      2006            2005            2006            2005
                                                                   (Restated)                      (Restated)
                                                  ------------    ------------    ------------    ------------
Operating Revenues:
   Sales of portfolio assets                      $    539,347    $    523,648    $    775,635    $  1,299,437
   Servicing fees and comissions from
      affiliates and others                            139,320           7,527         144,590           2,286
   Income (loss) from partnership                      (11,742)           --           (28,520)           --
   Other                                                 4,739           6,592           7,619          13,049
                                                  ------------    ------------    ------------    ------------
      Gross operating revenues                         671,664         537,767         899,324       1,314,772
   Cost of portfolio assets sold                       391,842         347,848         548,025         873,169
                                                  ------------    ------------    ------------    ------------
      Net operating revenues                           279,822         189,919         351,299         441,603
                                                  ------------    ------------    ------------    ------------

Operating Expenses:
   Salaries, wages and contract labor                  184,072         148,167         398,565         288,153
   Selling, general and administrative expenses        217,093         210,491         365,726         360,528
   Depreciation and amortization                         5,642           3,541          11,285           6,932
                                                  ------------    ------------    ------------    ------------
      Total operating expenses                         406,807         362,199         775,576         655,613
                                                  ------------    ------------    ------------    ------------

Operating loss                                        (126,985)       (172,280)       (424,277)       (214,010)

Other income (expense):
   Interest and other income                            88,059             838          95,189             838
   Interest expense                                    (54,243)        (36,393)       (108,974)        (91,777)
   Merger expense                                         --              --              --          (295,000)
   Investor relations expense                             --              --             6,661            --
                                                  ------------    ------------    ------------    ------------

Loss before minority interests and income taxes        (93,169)       (207,835)       (431,401)       (599,949)

Minority interests                                       5,724         (26,384)         35,467        (110,231)
                                                  ------------    ------------    ------------    ------------
Loss before income taxes                               (87,445)       (234,219)       (395,934)       (710,180)
Income tax benefit (expense)                              --              --              --              --
                                                  ------------    ------------    ------------    ------------

Net Loss                                               (87,445)       (234,219)       (395,934)       (710,180)

Other comprehensive income                                --              --              --              --
                                                  ------------    ------------    ------------    ------------

Comprehensive Loss                                $    (87,445)   $   (234,219)   $   (395,934)   $   (710,180)
                                                  ============    ============    ============    ============
Net loss per weighted-average share
   of common stock outstanding, calculated
   on Net Loss - basic and fully diluted          $      (0.01)   $      (0.02)   $      (0.03)   $      (0.06)
                                                  ============    ============    ============    ============
Weighted-average number of shares of
   common stock outstanding                         12,725,720      12,634,609      12,725,720      12,630,164
                                                  ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                2006          2005
                                                                                           (Restated)
                                                                             ----------    ----------
Cash Flows From Operating Activities
Net loss                                                                     $ (395,934)    $(710,180)
                                                                             ----------    ----------
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation                                                                     11,285         6,933
Professional fees paid with common stock                                           --             600
(Income) loss from partnership                                                   28,520          --
Merger expense                                                                     --         295,000
Change in assets and liabilities:
(Increase) decrease in portfolio assets                                        (684,144)     (281,967)
(Increase) decrease in accounts receivable from related parties                   3,314       (49,056)
(Increase) decrease in prepaid expenses                                           8,006        21,632
Increase (decrease) in bank overdraft                                              --            --
Increase (decrease) in accounts payable-trade                                    45,839        (8,692)
Increase (decrease) in accounts payable-other                                   (89,784)         --
Increase (decrease) in accrued interest payable                                  52,494        26,801
Increase (decrease) in other accrued liabilities                                 36,349        22,686
Increase (decrease) in minority interests                                       197,033       110,232
                                                                             ----------    ----------

Total adjustments                                                              (391,088)      144,169
                                                                             ----------    ----------

               Net Cash Provided (Used) by Operating Activities                (787,022)     (566,011)
                                                                             ----------    ----------

Cash Flows From Investing Activities

     Purchase of property and equipment                                            --          (4,897)
                                                                             ----------    ----------

                  Net Cash Used by Investing Activities                            --          (4,897)
                                                                             ----------    ----------


The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2006          2005
                                                                              (Restated)
                                                                ----------    ----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                             --            --
Proceeds from issuance of debt to individuals and others           651,000       509,083
Repayments of debt to individuals and others                      (230,625)     (563,000)
Repayments of mortgage debt                                           (799)         --
Net advances from Stockholder                                       17,011          --
                                                                ----------    ----------

             Net Cash Provided (Used) by Financing Activities      436,587       (53,917)
                                                                ----------    ----------

          Net Increase (Decrease) in Cash                         (350,435)     (562,384)

          Cash at Beginning of Period                              365,097       572,884
                                                                ----------    ----------

          Cash at End of Period                                 $   14,662    $   10,500
                                                                ==========    ==========


Supplemental Disclosures of Cash Flow Information


Cash Paid During the Period for:
Interest                                                        $   67,097    $   64,976
Income taxes                                                    $     --      $     --







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

          Upon completion of a definitive Business Combination Agreement in August 2005, MACC acquired all of the issued and outstanding capital stock of Mortgage Assistance Corporation. MAC became a wholly owned subsidiary of MACC as described in Note 3.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

          As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they control 87.1% of the voting common stock of the Company. Dale Hensel is the sole officer and director of the Company. Mr. Hensel is also the President and

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 3 -  Business Combination (Continued)
          --------------------

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

          The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim periods ending June 30, 2006 and 2005 present the combined results of MACC and MAC for those periods.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

          Principles of Consolidation and Basis of Presentation:

          The accompanying financial statements are consolidated and include the financial statements MACC, MAC, its wholly owned subsidiary, and two unincorporated entities, MAP/MAC, L.L.C. and Apple Canyon Capital, L.L.C. All significant intercompany accounts and transactions are eliminated in consolidation.

          The Company owns 50% of MAP/MAC, L.L.C. and 56% of Apple Canyon Capital, L.L.C. and has the ability to exercise control over the operations of MAP/MAC, L.L.C. The consolidated financial statements include 100% of the assets and liabilities of MAP/MAC, L.L.C. and Apple Canyon Capital, L.L.C., with the ownership interests of minority investors recorded as a noncurrent liability, "minority interests."

          Investments in other entities where MACC has an ownership interest of from 20% to 50% and the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting, and the investment balance is included in long term investments, while MACC's share of the investees' operations is included in other operating revenues.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 4 -  Summary of Significant Accounting Policies (continued)
          ------------------------------------------

          Accounting Change:

          Effective April 1, 2006, the Company began consolidating the accounts MAP/MAC, L.L.C. Historically the Company had accounted for its investment in MAP/MAC, L.L.C. under the equity method. The change was made to more clearly reflect the Company's operations as a financial services company, utilizing funding from a third party investor to finance the purchase of mortgage note receivable pools and real estate portfolios, either directly or through unincorporated ventures. The consolidation of MAP/MAC, L.L.C. did not have a material impact on the results of operations or financial position of the Company.

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

          Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that an impairment allowance of $150,750 and $202,690 was required at June 30, 2006 and December 31, 2005, respectively.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 4 -  Summary of Significant Accounting Policies (continued)
          ------------------------------------------

          Mortgage Note Receivable Pools: (continued)

          The Company recognizes gain or loss upon the resale or other resolution of mortgage loans pools based upon the difference between the selling price of the loan pool and the cost basis of the individual loans included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

          The Company has adopted Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for all loans acquired after 2004; however, all of the loans in the Company's portfolio were accounted for in accordance with SOP 03-3, regardless of date acquired.

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

          Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at June 30, 2006 and December 31, 2005.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 4 -  Summary of Significant Accounting Policies (continued)
          ------------------------------------------

          Net Loss Per Share: (continued)

          Under the  provisions  of SFAS No.  128 and SAB 98,  basic net  income
          (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Note 5 -  Going Concern Uncertainty
          -------------------------

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2006 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of June 30, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

          The Company is actively pursuing alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities.

          The Company executed a Term Sheet in July 2006 with an unaffiliated third party which would provide for up to a $200,000 bridge financing immediately upon acceptance and execution of the Term Sheet and up to a $3,000,000 Series A Preferred Stock financing. The agreement is non-binding and a condition to closing would require the Company to restructure the majority of its existing short-term debt.

          The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties.

          While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 6 -  Portfolio Assets
          ----------------

          Portfolio assets were comprised of the following at June 30, 2006:

            Mortgage note receivable pools                          $ 1,754,178
            Real Estate portfolios                                      678,064
            Tax liens                                                   168,212
            Other                                                        23,970
                                                                    -----------

                 Total portfolio assets                               2,624,424

            Valuation allowance for impairment                         (150,750)
                                                                    -----------

                 Net portfolio assets                               $ 2,473,674
                                                                    ===========

          Portfolio assets are pledged to secure non-recourse notes payable to individuals (See Note 8).

Note 7 -  Investment in Partnership
          -------------------------

          In December 2005 MACC and two unrelated third parties formed 999 Metro Media Venture ("Metro Media Partnership"), a partnership, to purchase, manage and develop certain commercial rental property located in Dallas, Texas. MACC owns 50% of the venture. MACC's initial capital contribution was $100,000, funded by the obligation of the third parties to purchase 40,000 shares of MACC common stock valued at $2.50 per share. MACC's investment in Metro Media Partnership is accounted for using the equity method.

          A summary of the results of operations for the six months ended June 30, 2006 and net assets at June 30, 2006 for Metro Media Partnership is as follows:

            Results of operations:
                   Total revenues                                   $    33,309
                   Operating profit (loss)                              (16,690)
                   Net income (loss)                                    (57,039)

            Net assets:
                   Current assets                                   $   168,200
                   Noncurrent assets                                  1,291,855
                                                                    -----------
                   Total assets                                       1,460,055

                   Current liabilities                                  (38,912)
                   Noncurrent liabilities                            (1,000,000)
                                                                    -----------
                                                                    $   421,143
                                                                    ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 8 -  Notes Payable
          -------------

          At June 30, 2006, notes payable to individuals and others were comprised of the following:

            Non-interest bearing loan payable to minority interest
            partner in MAP/MAC, L.L.C., due upon demand               $1,080,136

            Loan due principal and accrued interest
            at 12% at maturity in April - November 2006                  578,083

            Loan due interest only monthly at 16%
            maturing  February 2006                                      223,200

            Loan due principal and accrued interest at 3% at
            maturity in January 2007                                     200,000

            Non-interest bearing loan payable out of joint
            venture distributions                                        114,169

            Loan due February 2006, issuance of
            30,000 shares of common stock at inception
            and 1,800 shares monthly beginning April 2005
            through maturity in lieu of interest                         100,000

            Loan due interest only on a monthly basis at
            18%, maturing March 2006                                     102,275

            Loan due interest only monthly at 16% renewable
             on a monthly basis                                           75,000

            Loans due interest only on a monthly or
            quarterly basis at 10%, maturing February
            through August 2006                                          306,544

            Other                                                         85,000
                                                                      ----------

               Total                                                   2,864,407

               Less portion due within one year                        2,864,407
                                                                      ----------

                                                                      $     --
                                                                      ==========

          Certain real estate mortgage note receivable pools secure the loans from individuals and others.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 8 -  Notes Payable (continued)
          -------------

          On September 30, 2004, Mortgage Assistance Corporation, a Texas corporation ("MAC") and Mortgage Acquisition Partners, L.L.C., a Missouri limited liability company ("MAP," and collectively, the "Parties") jointly formed MAP/MAC, L.L.C., ("MAP/MAC") a Texas limited liability company for the express purpose of purchasing, servicing, and selling nonperforming mortgage notes and properties. Pursuant to the terms of the operating agreement for this entity, MAP/MAC issued a Promissory Note to the minority interest partner, MAP for $233,000. The loan payable to the minority interest partner in the MAP/MAC, L.L.C. joint venture consists of non-interest bearing advances used to purchase mortgage loan portfolios. The Company's principal officers and stockholders have guaranteed repayment of the initial loan advances of $233,000. This initial Note is due and payable no later than thirty (30) days after receipt of a written demand by the Payee, MAP.

          Pursuant to the terms of the operating agreement of this entity, MAC will periodically and from time to time issue distributable cash to MAP consisting of proceeds from the sale of mortgage notes and properties owned by MAP/MAC, net of all costs and fees incurred in the acquisition, servicing and sale of such assets. By agreement of the Parties, such distributable cash may be reinvested by MAP back into MAP/MAC for the purchase of additional pools of mortgage notes. As of June 30, 2006, MAP has elected to reinvest three profit distribution payments back into MAP/MAC for a total non-interest bearing loan payable amount of $1,080,136. Proceeds from these cash distribution payments subsequently reinvested in MAP/MAC were used for the acquisition of additional mortgage notes, which are in the process of being serviced and sold. Pursuant to the terms of the MAP/MAC operating agreement, no interim payments of principal are due prior to the sale of the underlying assets. Upon sale of the underlying assets, MAC is obligated to repay the non-interest bearing note, from proceeds of the sale, and equally distribute remaining net profits, if any, to MAC and MAP individually.

          For all subsequent advances under this loan, including cash distributions subsequently reinvested in MAP/MAC, and in the event MAP/MAC does not fully repay and satisfy such advances with the proceeds from the sale or other distribution of the related loan portfolios, MAC has guaranteed repayment of fifty percent (50%) of the shortfall.

          In a similar transaction to that described above, the Company also lists a non-interest bearing note payable out of joint venture distributions of $114,169. This agreement operates in a manner substantially similar to the MAP/MAC agreement, but bears no relationship to the MAP/MAC entity or minority interest partners.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 9 -  Minority Interests
          ------------------

          Minority interests on the Company's consolidated balance sheets represent the ownership percentages of two subsidiaries, MAP/MAC, L.L.C. (50%) and Apple Canyon Capital, L.L. C. (42%), not owned by the Company.

          Changes to minority interests for the six-months ended June 30, 2006, consisted of the following:

            Balance, December 31, 2005                                $ 292,536

            Minority interests in losses of subsidiaries                (35,467)

            Capital contributions from minority interests
               in Apple Canyon Capital, L.L.C                           350,000

            Distributions to minority interests in
               MAP/MAC, L.L.C                                          (117,500)
                                                                      ---------

                                                                      $ 489,569
                                                                      =========


Note 10 - Related Party Transactions
          --------------------------

          During the period ended June 30, 2006, MAC engaged in certain transactions with two affiliated entities, ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

          MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had an account receivable from VA of $43,164 at June 30, 2006.

          ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $5,682 of servicing fees from ABOVO Corporation for the six months ended June 30, 2006.


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 11 - Income Taxes
          ------------

          The  components  of  income  tax  (benefit)  expense,   on  continuing
          operations,  for  the  six  months  ended  June  30,  2006  and  2005, respectively, are as follows:

                                                          Six Months Ended
                                                   June 30, 2006   June 30, 2005
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
                                                   =============   =============


          The  Company's  income tax expense for the periods ended June 30, 2006 and 2005, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                                            Six Months Ended
                                                                     June 30, 2006    June 30, 2005
                                                                     -------------    -------------
            Statutory rate applied to income
                   before income taxes                               $    (134,600)   $    (241,300)
            Increase (decrease) in income taxes
                  resulting from:
                    State income taxes
                    Other, including reserve for deferred tax
                       asset and application of net operating loss
                       loss carryforward                                   134,600          241,300
                                                                     -------------    -------------
            Income tax expense                                       $        --      $        --
                                                                     =============    =============

          Deferred tax assets and liabilities consisted of the following at June 30, 2006 and December 31, 2005:


                                                     June 30,      December 31,
                                                     2006          2005
                                                     ------------  ------------
            Deferred tax assets
                   Net operating loss carryforwards  $  3,889,000  $  3,222,000
                   Less valuation allowance            (3,889,000)   (3,222,000)
                                                     ------------  ------------

            Net Deferred Tax Asset                   $       --    $       --
                                                     ============  ============

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 11 - Income Taxes (continued)
          ------------

          As of June 30, 2006, the Company had a net operating loss carryforward of approximately $11,400,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

          A 100% valuation allowance has been established related to the deferred tax asset resulting from the net operating loss carryforward, reflecting the uncertainty of the future realization of this asset.

Note 12 - Common Stock Transactions
          -------------------------

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 12 - Common Stock Transactions (continued)
          -------------------------

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

Note 13 - Quasi-Reorganization
          --------------------

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

Note 14 - Commitments
          -----------

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 14 - Commitments (Continued)
          -----------

          Consulting Contracts: (continued)

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 14 - Commitments (Continued)
          -----------

          On May 5, 2006, the Company executed a letter agreement to retain Parkwood Advisors, L.L.C. as a non-exclusive financial and business advisor to MACC. Scope of the consulting services contemplated under this agreement include support with the capitalization and financing activities of the company; turnaround leadership; use of cash and investment proceeds; business plan and financial projections; SEC filings; and other special projects related to supporting the growth of the business including M&A, compliance, and internal business process improvements as mutually agreed. The agreement has an initial term of six months, effective beginning as of March 21, 2006 with a fixed rate fee of $7,200 per month. Fees include a cash retainer payment of $3,000 per month, and $4,200 in deferred compensation per month which is to become payable upon the closing of a qualified round of financing of at least $1,000,000. Under the terms of this letter agreement, Parkwood Advisors is also entitled to additional compensation of equity in MACC in the form of a common stock purchase warrant for one hundred thousand (100,000) shares of common stock of MACC for no additional consideration other than an exercise price that reflects a fifteen percent (15%) discount from the actual per share trading price as of March 21, 2006.

Note 15 - Subsequent Event
          ----------------

          In June 2006 the Company initiated a dialogue with Family Access Exchange, L.P. of Dallas, Texas. Based on several subsequent detailed discussions and the completion of an initial round of due diligence, the Company was offered a non-binding Term Sheet for up to a $200,000 bridge financing available as needed immediately upon the acceptance and execution of the Term Sheet, and up to a $3,000,000 Series A Preferred Stock financing. The Term Sheet was executed by the Company on July 27, 2006. While this agreement is non-binding, the Company has agreed to a 45 day exclusivity period limiting the Company's ability to conduct financing discussions with other potential equity investors. Closing of this financing transaction is dependent on the satisfactory completion of all normal and customary due diligence and other routine conditions to close. In addition, and as a specific condition to the closing of this round of financing, Family Access Exchange, L.P. will require the Company to restructure all but $500,000 of the current promissory notes and other short-term loans into notes with no less than a two-year maturity.

          While the Company cannot represent or provide any assurance that the required debt restructuring will be achieved or that the financing will actually close as anticipated, management has every intention to complete the conditions to close and consummate the financing with a closure date early in the fourth calendar quarter of 2006 or before.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-QSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks reported under the heading "Risk Factors" in the Company's annual report Form 10-KSB for the year ended December 31, 2005.

Business Overview:

On May 10, 2005, Mortgage Assistance Center Corporation ("MACC" or the "Company") entered into a Business Combination Agreement with Mortgage
Assistance Corporation ("MAC"), a Texas corporation. MAC became a wholly owned subsidiary of MACC upon MACC's complete acquisition of all MAC shares in August 2005. MACC buys, sells and manages distressed single-family real estate and non-performing mortgages secured by single-family residential real estate in the secondary market in the United States through its subsidiary, MAC.

MAC purchases non-performing, charged-off, sub-prime first and second lien mortgages. These mortgages are secured by real estate, and are typically 90 days to 2 years past due at the time of purchase. These mortgages are purchased in pools or portfolios of assets from major lending institutions and usually at a substantial discount to the outstanding principal balance. This business model enables MAC to provide assistance to borrowers and to provide liquidity to lenders that need to remove non-performing loans from their books in order to restore their lending power or comply with government rules regarding non-performing loans.

The Company generates revenue through three primary activities including: (a) immediate resale of its mortgage notes to other investors; (b) rehabilitating the note to performing status and reselling it to a secondary investor; and (c) foreclosing or obtaining a deed-in-lieu of foreclosure on properties that continue to be non-performing and either renting or selling the real estate. Historically, the proportion of the Company's revenue generating activities has been heavily weighted toward the immediate resale of mortgage notes to other investors. Over time and with increased capitalization, the Company's expects its revenue mix will include more instances of reforming notes, collecting "short-sale" payments where the owner-occupant successfully pays off the note, and foreclosure activity. The Company believes that current and future market conditions signal an increasing rate of foreclosures of residential properties. Accordingly, the Company anticipates increased business opportunities from this segment.

Secondarily, MAC generates additional revenue via servicing fees charged to its various partnerships through which MAC maintains an equity ownership position in a commonly owned note pool. After the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its re-performing loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold.

The Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency as of June 30, 2006. The Company has incurred substantial indebtedness, including certain currently due and past due promissory notes and interest payments that the Company intends to restructure. These circumstances create substantial risk regarding the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-QSB.

Liquidity and Capital Resources:

As of June 30, 2006, the Company reports total liabilities of $4,317,420, including total current liabilities of $3,676,669, minority interests in investment partnerships of $489,569, and mortgages payable of $151,182. The $489,569 in minority interests reflects the cash investments made by individuals or third-party entities into various joint ventures, single-purpose entities or profits participation agreements that the Company actively manages and materially participates in. The $151,182 in mortgage notes payable consists of two mortgages for residential properties the Company has acquired and is currently renting and servicing.

The majority of the $3,676,669 in current liabilities is attributed to the issuance of debt for the purpose of acquiring pools of non-performing mortgage notes and properties. Historically, the Company has financed the purchase of its mortgage notes through two primary means: first, through the issuance of debt to individuals or small investment partnerships; and second, by forming and materially participating in various investment partnerships. As of June 30, 2006, notes payable to individuals and others is reported at $2,864,407. As discussed in the Notes to Consolidated Financial Statements under the heading "Note 8 - Notes Payable" and elsewhere in this Form 10-QSB, $1,080,136 of the total notes payable is attributed to non-interest bearing loans from the minority interest partner in one of the Company's investment partnerships, MAP/MAC, L.L.C. Principal from this note is to be repaid through the distribution of net proceeds derived from the sale of mortgage notes and properties owned by this entity. An additional $114,169 of the total notes payable amount is attributed to a similarly structured profits participation agreement with an individual investor who will be repaid from the proceeds of sales of the underlying jointly owned assets. The remaining notes payable of $1,670,102 consist of various promissory notes at differing interest rates and maturity dates. As of the date of this filing, the Company has developed a restructuring plan for these promissory notes, along with the related portion of accrued interest payable, and with certain other loans in the approximate additional amount of $277,585. The Company expects to implement this restructuring plan pursuant to the terms of a prospective equity financing agreement disclosed in the Company's Form 8-K dated August 9, 2006 and elsewhere in this Form 10-QSB. Separately, the Company reports a total of $226,147 in accounts payable to trade vendors; an additional $193,692 in other accrued liabilities primarily consisting of accrued wages and consulting fees; and $114,838 in accrued interest payable as of June 30, 2006.

During the six months ended June 30, 2006, the Company issued a total of $651,000 in new debt to individual investors or investment partnerships for the purchase of pools of mortgage notes. During this same six-month period, the Company paid $67,097 in interest or other charges on promissory notes, and repaid $230,625 in debts to individuals and partnerships. Most debt issued to purchase pools of mortgage notes or properties is secured by the actual mortgage loans or foreclosed real estate held in the Company's portfolio of assets.

The Company's continued reliance on debt financing has been required to adequately establish its portfolio of mortgage notes and properties for resale, to fund operations currently being conducted at a net loss during a period of ramp-up and infrastructure build-out, and to fund larger transactions. The

Company anticipates that it will continue to depend on external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. While no lawsuits have resulted from the currently due or past due notes payable, the Company is now attempting to restructure this debt through various means including securing voluntary extensions with additional penalties and interest to the Company, securing voluntary conversions to equity, and raising additional external financing to be used for the express purpose of restructuring notes and providing working capital. These conditions are described in more detail in this section and elsewhere throughout this Form 10-QSB and the Company's Form 8-K dated August 9, 2006.

As of June 30, 2006, and as a result of the continued operating losses and the impact of the Company's business combination transaction described in this section and elsewhere in this Form 10-QSB, the Company shows an accumulated total stockholders' equity deficit of $(1,615,458).

As of June 30, 2006, the Company lists cash on hand in banks of $14,662, down from $57,804 reported as of the quarterly period ended March 31, 2006. Total assets of $2,701,962 are recorded as of June 30, 2006, which is an increase of $1,496,034 in total assets over the three-month period ended March 31, 2006. Of the total assets of MACC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at the total actual acquisition cost basis, plus accrued servicing costs, if any, of $2,473,674 net of an impairment reserve. This represents an increase in portfolio assets of $1,704,569 over the three-month period ended March 31, 2006. This increase is due in part to recent acquisitions of new pools of mortgage notes and in part to a change in accounting treatment of the MAP/MAC, L.L.C. investment partnership as discussed in the Notes to Consolidated Financial Statements and elsewhere in this 10-QSB. If MACC's portfolio assets were to be stated on an estimated fair market value basis, the Company anticipates that its respective ownership percentage in these portfolio assets, along with other real estate assets owned by the Company, would have an estimated fair market value of approximately $6,400,000.

During the second calendar quarter of 2006, the Company closed the acquisition of several pools of mortgage notes from various sources. As a result of these various transactions throughout the quarter, the Company acquired a total of 132 notes with an estimated aggregate unpaid principal balance of approximately $5,635,768. The total aggregate acquisition costs, including closing costs and administrative fees, for notes acquired during the quarter were approximately $1,099,890. The Company subsequently resold portions of these newly acquired notes to two of its investment partnerships for their respective portfolios. The investment partnerships purchasing these notes from the Company include MAP/MAC, L.L.C. and Apple Canyon Capital, L.L.C., a new partnership in which MAC owns 56.46% and controls day-to-day operations. Terms of Apple Canyon Capital operating agreement and servicing agreement are similar to other investment partnerships the Company has participated in. Specifically, the Company services the notes for an ongoing monthly fee payable to the Company by the investment partnership, the Company sells the notes for the partnership, and the final net profits are distributed to the investors based on their respective ownership positions in the investment entity.

Pursuant to a purchase contract executed in December 2005, the Company purchased a 50% interest in a two-story office/warehouse building with 69,551 square feet, and situated on 5.34 acres of land located at 999 Metro Media in Dallas, Texas. Pursuant to the terms of this agreement, MAC is obligated for the entire amount of this building's monthly mortgage payment of approximately $7,000 per month, plus MAC is responsible for the servicing, maintenance, and management of this property. Additionally, terms of the Company's agreement with its investment partners in this building require the Company to distribute essentially all monthly lease revenues to the investment partners. Pursuant to a lease agreement commencing on May 19, 2006, this "Class B" office / warehouse facility is now essentially fully leased through April 30, 2007, with monthly lease revenues of $17,500. No assurance can be provided that the property will be leased beyond April 30, 2007 or that if the property is leased beyond April 30, 2007, that rentals will be sufficient to cover mortgage and maintenance expenses. MAC's investment in this partnership is accounted for based on the equity method that causes MAC to report the value as a cash investment in this partnership of $70,396.

Based on current market conditions and anticipated future market conditions, the Company expects an increasing number of large pools of mortgage notes and foreclosed properties to become available for purchase over the next several years. The Company's ability to participate at a meaningful level in this market is dependent on adequate capitalization.

Management's Plans to Raise Capital:

The continued operation of the Company will be largely influenced by its ability to raise capital for the restructuring of debt, acquisition of mortgage pools and operating expenses of the Company. During the previous twelve months, the Company actively pursued a multitude of discussions with potential sources of equity capital from various investment entities. In June 2006 the Company initiated talks with Family Access Exchange, L.P. ("FAX, LP") of Dallas, Texas. Based on subsequent detailed discussions and an initial round of preliminary due diligence, the Company received a Memorandum Term Sheet for up to a $200,000 bridge financing available as needed immediately upon the acceptance and execution of the Memorandum Term Sheet, and up to a $3,000,000 Series A Preferred Stock financing. The terms presented in the Memorandum Term Sheet were considered by the management team to be in the best interests of the Company and were formally agreed to by the Company on July 27, 2006. While the Memorandum Term Sheet is non-binding and subject to a definitive agreement, the Company is obligated to abide by a 45-day exclusivity period restricting the Company's ability to conduct financing discussions with other potential equity investors. The closing of this transaction with FAX, LP is subject to the completion of due diligence to the satisfaction of FAX, LP, and the negotiation of a mutually agreeable definitive agreement to be executed contemporaneously at Closing. The Memorandum Term Sheet requires that the Company restructure all but $500,000 of the current promissory notes and other short-term loans into notes with no less than a two-year maturity. While the Company cannot represent or provide any assurance that the required debt restructuring will be achieved or that the proposed transaction will actually close, Company management expects to complete the terms and conditions for a successful closing early in the fourth calendar quarter of 2006 or before. Additional information regarding the Memorandum Term Sheet is provided in the Company's Form 8-K filing dated August 9, 2006.

Subsequent to executing the Memorandum Term Sheet from FAX, LP, the Company has continued to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. As of the date of this filing, these discussions are proceeding with the consent and cooperation of FAX, LP. The Company cannot represent or provide any assurance that a line of credit or other similar credit facility will successfully be obtained. Previously, on October 20, 2005, the Company executed two agreements with Mercatus & Partners, L.P. providing for the purchase of a combined total of 1,532,568 shares of Common Stock (currently held in escrow by the investment banking firm of Brown Brothers Harriman) and the combined gross proceeds to the Company of $2,000,000 through a complex overseas transaction involving a number of European banking institutions. This agreement is subject to and contingent upon a substantial number of conditions beyond the control of the Company, and as of the date of this filing, the Company has received no funding from these agreements. The Company can make no assurance that these transactions will be completed in the foreseeable future or at all. In addition to the Memorandum Term Sheet from FAX, LP indicated above, the Company intends to leave the two agreements with Mercatus & Partners, LP in place through the end of 2006.

Results of Operations:

Revenues
--------
For the three months ended June 30, 2006, the Company recorded gross operating revenues of $671,664 and gross operating revenues of $899,324 for the six months ended June 30, 2006. Gross operating revenues for the three months ended June 30, 2006 include total sales of portfolio assets of $539,347; servicing fees and commissions from affiliates and others of $139,320; combined with a loss from partnership operations of $(11,742). Considered on a net revenue basis, which deducts the cost of portfolio assets sold, the Company reports $279,822 in net revenues for the three months ended June 30, 2006 and net revenues of $351,229 for the six months ended June 30, 2006. Current period increases in the total sales of portfolio assets and servicing fees and commissions were positively impacted by the increased pool acquisitions activity and an improved business process for sales management, which was developed and implemented over the two prior quarters. The Company also reports current period interest and other income of $88,059 and interest expense of $54,243.

Viewed on a comparative basis with the second calendar quarter of 2005, the Company demonstrates an increase of $133,897 in gross operating revenue in the second calendar quarter of 2006, for a 25% increase from the same period a year prior. Comparing the Company's net operating revenue between the second calendar quarter of 2006 versus the same period in 2005 reveals an increase of $89,903 or a 47% increase in net operating revenue in the current period over the same period a year prior.

Operating Expenses
------------------
Total salaries, wages and contract labor expenses for the second calendar quarter of 2006 were $184,072 down slightly from the $214,493 recorded in the first calendar quarter of 2006. This compares to total salaries, wages and contract labor expenses of $148,167 incurred during the second calendar quarter of 2005. The Company anticipates slightly higher salary and wage expense during the last half of 2006, assuming the close of the currently contemplated financing transaction, based on the need to add selected strategic hires to drive additional sales.

Other selling, general and administrative expenses for the second calendar quarter of 2006 were $217,093 compared to $148,633 for the quarterly period ended March 31, 2006 and compared to $210,491 in the second calendar quarter of 2005. This reflects normal and customary SG&A expense, plus the non-salary component of continued investment in the infrastructure development projects described below.

Build-out of infrastructure and capabilities to facilitate substantial growth and profitability. During 2005 the Company concentrated on building a scalable enterprise to achieve efficiency and profitability as the Company anticipates increased growth made possible by expected new capital planned to be completed during the last half of 2006. Two major internal infrastructure build-out projects were conducted during 2005 and are now being fully implemented by the Company. As a result of these infrastructure upgrades, the Company is now able to service a much larger volume of mortgages than was previously being serviced.

This increased transaction flow is expected to positively impact the Company's financial performance. These capabilities and upgrades are anticipated to begin demonstrating results during the last half of 2006. These projects include the following:

          1. The Affiliate Network. The Company has recruited and cultivated a nationwide network of individual and boutique investors that serve as an important part of MACC's ability to quickly resell its notes, note pools, and owned real estate. At present the Company maintains a network of approximately 2,500 investors in approximately 37 states. Going forward, the Company will continue to build and maintain this valuable resource, and will increasingly provide additional services on a for-fee basis to Affiliate Network investors thereby further extending the Company's revenue model.

          2. The Interlink Loan Servicing system ("ILS"). During calendar year 2005 and continuing through the first calendar quarter of 2006, the Company has implemented an industry leading enterprise software platform that will substantially improve MACC's administrative efficiency, create automated workflow through to the financial accounting system, provide real-time access to inventory, support management's data requests and internal reporting needs, and enhance the Company's ability to comply with external reporting and regulatory requirements. The Company has adapted the ILS system to adequately accommodate MACC's needs both currently and into the future. ILS is considered to be fully scalable to increased numbers of transactions with little additional infrastructure investment required beyond normal and customary maintenance and upgrades.

Net Loss
--------
Based on much stronger operating fundamentals, the Company recorded a net loss for the three months ended June 30, 2006, of $(87,445) compared to a net loss of $(308,489) for the three-month period ended March 31, 2006 and compared to a net loss of $(234,219) for the second calendar quarter of 2005. On a weighted-average basis of the number of shares of common stock outstanding for the period, this equals a net loss per share of $(0.01) for the three-month period ended June 30, 2006, compared to a net loss per share of $(0.02) during the first calendar quarter of 2006 and compared to a net loss per share of $(0.02) during the second calendar quarter of 2005.

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

Insurance:

The Company carries directors' and officers' insurance in addition to standard liability and casualty insurance for the Company and its offices. Property hazard insurance on other Real Estate is carried on properties that the Company deems significant, and is not carried on certain low value properties.

Stock Options:

Currently the Company does not have an employee stock option plan. The Company is exploring ways to reward and retain key personnel. Stock, a qualified incentive stock option program, and stock warrants are possible alternatives that the Company may consider in the future.

Employee Benefit Plans:

The Company has no retirement or pension plans at this time. Benefits include health insurance, sick pay, and paid vacation as outlined in the Company Employee's Manual.

Forward Looking Statements:

The Company has included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, and other uncertainties of our future acquisition plans.

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

Item 3.   Controls and Procedures

As of the end of the reporting period, June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material legal proceedings to report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3.   Defaults Upon Senior Securities.

As of June 30, 2006, the Company had a total of seven promissory notes, which are past due. These notes include various interest rates and various maturity dates ranging from January 31, 2006 through March 31, 2006. Cumulatively, these notes represent $730,476 in principal. The Company also lists other past due liabilities of $200,000 which consists of a short-term loan provided by an individual and which is not structured as a promissory note. These notes are secured for the principal amount with portfolio assets of the Company consisting of mortgage notes and real estate owned by the Company that is currently for sale as a part of its normal and customary ongoing operations. As a condition to closing the prospective capital financing disclosed in the Company's Form 8-K dated August 9, 2006 and the Management Discussion and Analysis portion of this 10-QSB, the Company will be required to restructure all but $500,000 of its promissory notes into terms with at least a two-year maturity. No assurance can be provided that the Company will be able to successfully restructure its notes payable and successfully close the prospective capital financing.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.                         Exhibit Name

   10.1        Lease Agreement - 999 Metro Media Building

   10.2        Apple Canyon  Capital,  L.L.C. - Operating & Servicing  Agreement
               Template

   31 Chief Executive Officer and Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.

   32 Chief Executive Officer and Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 11, 2006                          MORTGAGE ASSISTANCE
                                         CENTER CORPORATION


                                          /s/ Dale Hensel
                                         ---------------------------------------
                                         By: Dale Hensel
                                         Title: President, CEO, CFO
                                                (Principal Executive Officer and
                                                Principal Financial Officer)