Form 10QSB
period 2006-09-30
Mortgage Assistance Center Corp
filed 2006-11-14
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

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
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                         2614 Main St., Dallas, TX 75226
                    (Address of Principal Executive Offices)

                                 (214) 670-0005
                (Issuer's Telephone Number, Including Area Code)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,725,720 shares of Common Stock as of September 30, 2006

     Transitional Small Business Disclosure Format:               Yes |_| No |X|

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




                               September 30, 2006

                     MORTGAGE ASSISTANCE CENTER CORPORATION



                                Table of Contents




                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of September 30, 2006, and December 31, 2005....................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the three and nine months ended September 30, 2006 and 2005....F-6

     Consolidated Statements of Cash Flows
         for nine months ended September 30, 2006 and 2005...................F-8

     Notes to Consolidated Financial Statements.............................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas


We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.), a Florida corporation, as of September 30, 2006 and the consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency at September 30, 2006. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

The December 31, 2005 financial statements of Mortgage Assistance Center Corporation and Mortgage Assistance Corporation were audited by us and we expressed an unqualified opinion in our report dated March 3, 2006, but we have not performed any auditing procedures since that date.




/s/ Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
November 10, 2006


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2006 (Unaudited) and December 31, 2005 (Audited)




                                                        September 30,    December 31,
                                                             2006            2005
                                                         (Unaudited)      (Audited)
                                                        -------------   -------------
                                 ASSETS

Current Assets:
Cash and cash equivalents                               $     211,899   $     365,097
Portfolio assets, at cost (net of impairment reserve
   of $193,508 and $202,690 at September 30, 2006 and
   December 31, 2005, respectively)                         2,670,309       1,708,053
Accounts receivable-related parties                            57,141          58,995
Prepaid expenses                                               95,641          30,547
                                                        -------------   -------------

Total Current Assets                                        3,034,990       2,162,692
                                                        -------------   -------------
Property and Equipment, at cost:
Furniture, equipment and computers                            106,868         103,579
Less accumulated depreciation                                  47,402          30,286
                                                        -------------   -------------

Total Property and Equipment                                   59,466          73,293

                                                        -------------   -------------
Investments And Other Assets:
Investment in Metro Media Partnership                          79,165          98,916
Deposits                                                        8,000           3,000
                                                        -------------   -------------

Total Investments and Other Assets                             87,165         101,916
                                                        -------------   -------------

Total Assets                                            $   3,181,621   $   2,337,901
                                                        =============   =============








The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2006 (Unaudited) and December 31, 2005 (Audited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,     December 31,
                                                               2006             2005
                                                           (Unaudited)       (Audited)
                                                          -------------    -------------
Current Liabilities:
Notes payable-individuals and others                      $   3,456,417    $   1,794,288
Note payable - stockholder                                       73,602             --
Accounts payable-trade                                          208,583          180,308
Accounts payable-others                                         200,000          289,784
Accrued interest payable                                        143,583           72,983
Other accrued liabilities                                       250,887          156,743
                                                          -------------    -------------

Total Current Liabilities                                     4,333,072        2,494,106

                                                          -------------    -------------
Long-term Debt:
Notes payable-individuals and others                             62,500          639,105
Note payable-stockholder                                           --             60,574
Mortgages payable                                                70,004           71,104

                                                          -------------    -------------

Total Long-Term Debt                                            132,504          770,783
                                                          -------------    -------------

Minority Interests                                              544,706          292,536
                                                          -------------    -------------

Total Liabilities                                             5,010,282        3,557,425
                                                          -------------    -------------

Commitments (Note 14)

Stockholders' Equity  (Deficit):
Common stock, par value $0.001 per share; authorized
authorized 50,000,000 shares; issued  12,725,124 shares          12,726           12,726
Additional paid-in capital                                      173,663          173,663
Retained earnings (deficit) after December 31, 2004          (2,117,210)      (1,508,073)
                                                          -------------    -------------
                                                             (1,930,821)      (1,321,684)
Subscriptions issuable                                          102,160          102,160
                                                          -------------    -------------
Total Stockholders' Equity (deficit)                         (1,828,661)      (1,219,524)
                                                          -------------    -------------

Total Liabilities and Stockholders' Equity                $   3,181,621    $   2,337,901
                                                          =============    =============





The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                                        Three Months Ended                Nine Months Ended
                                                  September 30,    September 30,    September 30,    September 30,
                                                       2006             2005             2006             2005
                                                                    (Restated)                        (Restated)
                                                  -------------    -------------    -------------    -------------
Operating Revenues:
   Sales of portfolio assets                      $   1,073,470    $     499,139    $   1,849,105    $   1,798,576
   Servicing fees and comissions from
      affiliates and others                             146,965            6,253          291,555            8,539
   Income (loss) from partnership                         8,769             --            (19,751)            --
   Other                                                  5,385           (8,421)          13,004            4,628
                                                  -------------    -------------    -------------    -------------
      Gross operating revenues                        1,234,589          496,971        2,133,913        1,811,743
   Cost of portfolio assets sold                        833,545          273,338        1,381,570        1,146,507
                                                  -------------    -------------    -------------    -------------
      Net operating revenues                            401,044          223,633          752,343          665,236
                                                  -------------    -------------    -------------    -------------
Operating Expenses:
   Salaries, wages and contract labor                   218,542          242,501          617,107          530,654
   Selling, general and administrative expenses         175,013          233,943          540,761          594,471
   Depreciation and amortization                          5,831            5,580           17,116           12,512
   Bad debts                                             97,509             --             97,509             --
                                                  -------------    -------------    -------------    -------------
      Total operating expenses                          496,895          482,024        1,272,493        1,137,637
                                                  -------------    -------------    -------------    -------------
Operating loss                                          (95,851)        (258,391)        (520,150)        (472,401)
                                                  -------------    -------------    -------------    -------------
Other income (expense):
   Interest and other income                              2,938              222          104,788            1,060
   Interest expense                                     (57,243)         (45,356)        (166,195)        (137,133)
   Merger expense                                          --             (4,758)            --           (299,758)
   Investor relations expense                              --            (61,406)            --            (61,406)
                                                  -------------    -------------    -------------    -------------

      Total other income (expense)                      (54,305)        (111,298)         (61,407)        (497,237)
                                                  -------------    -------------    -------------    -------------
Loss before minority interests and
      income taxes                                     (150,156)        (369,689)        (581,557)        (969,638)



The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)


                                               Three Months Ended               Nine Months Ended
                                         September 30,    September 30,    September 30,    September 30,
                                              2006             2005             2006             2005
                                                            (Restated)                        (Restated)
                                         -------------    -------------    -------------    -------------
Loss before minority interests and
      and income taxes                   $    (150,156)   $    (369,689)   $    (581,557)        (969,638)

Minority interests                             (63,047)         (84,272)         (27,580)        (194,503)
                                         -------------    -------------    -------------    -------------

Loss before income taxes                      (213,203)        (453,961)        (609,137)      (1,164,141)

Income tax benefit (expense)                      --               --               --               --
                                         -------------    -------------    -------------    -------------

Net Loss                                      (213,203)        (453,961)        (609,137)      (1,164,141)

Other comprehensive income                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Comprehensive Loss                       $    (213,203)   $    (453,961)   $    (609,137)   $  (1,164,141)
                                         =============    =============    =============    =============

Net loss per weighted-average share of
  common stock outstanding, calculated
  on Net Loss:
                   Basic                 $       (0.02)   $       (0.04)   $       (0.05)   $       (0.09)
                                         =============    =============    =============    =============
                   Fully diluted         $       (0.02)   $       (0.04)   $       (0.05)   $       (0.09)
                                         =============    =============    =============    =============
Weighted-average number of shares of
  common stock outstanding:
                   Basic                    12,725,124       12,725,124       12,725,124       12,662,016
                                         =============    =============    =============    =============
                   Fully diluted            13,011,874       12,725,124       12,913,300       12,662,016
                                         =============    =============    =============    =============










The accompanying notes are an integral part of these consolidated financial statements



                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)



                                                                            Nine Months Ended
                                                                               September 30,
                                                                            2006           2005
                                                                                        (Restated)
                                                                        -----------    -----------
Cash Flows From Operating Activities
  Net loss                                                              $  (609,137)   $(1,164,141)
                                                                        -----------    -----------
  Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                             17,116         12,512
    Professional fees paid with common stock                                   --              600
    (Income) loss from partnership                                           19,751           --
    Merger expense                                                             --          295,000
    Minority interests in subsidiaries' net earnings                         27,580        194,503
    Change in assets and liabilities:                                      (358,957)
      (Increase) decrease in portfolio assets                              (961,804)       (57,220)
      (Increase) decrease in accounts receivable from related parties         1,854
      (Increase) decrease in prepaid expenses                               (65,094)        13,104
      (Increase) decrease in deposits                                        (5,000)          --
      Increase (decrease) in bank overdraft                                    --          128,945
      Increase (decrease) in accounts payable-trade                          28,275        146,864
      Increase (decrease) in accounts payable-other                         (89,784)          --
      Increase (decrease) in accrued interest payable                        81,239         35,681
      Increase (decrease) in other accrued liabilities                       93,544         64,324
                                                                        -----------    -----------

    Total adjustments                                                      (852,323)       475,356
                                                                        -----------    -----------

         Net Cash Provided (Used) by Operating Activities                (1,461,460)      (688,785)
                                                                        -----------    -----------

Cash Flows From Investing Activities

   Purchase of property and equipment                                        (3,289)       (44,139)
                                                                        -----------    -----------

        Net Cash Used by Investing Activities                                (3,289)       (44,139)
                                                                        -----------    -----------






The accompanying notes are an integral part of these consolidated financial statements



                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)



                                                                     Nine Months Ended
                                                                       September 30,
                                                                    2006           2005
                                                                               (Restated)
                                                                -----------    -----------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                       $      --      $      --
   Proceeds from issuance of debt to individuals and others       1,571,500      1,011,845
   Repayments of debt to individuals and others                    (496,615)      (593,000)
   Capital contributions from minority interests                    402,000           --
   Distributions to minority interests                             (177,410)          --
   Proceeds from mortgage loan                                         --           71,200
   Repayments of mortgage debt                                         (952)          --
   Net advances from Stockholder                                     13,028           --
                                                                -----------    -----------

          Net Cash Provided (Used) by Financing Activities        1,311,551        490,045
                                                                -----------    -----------

          Net Increase (Decrease) in Cash                          (153,198)      (242,879)

          Cash at Beginning of Period                               365,097        591,055
                                                                -----------    -----------

          Cash at End of Period                                 $   211,899    $   348,176
                                                                ===========    ===========


Supplemental Disclosures of Cash Flow Information


Cash Paid During the Period for:
Interest                                                        $    84,956    $   101,452
Income taxes                                                    $      --      $      --








The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

         As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they control 87.1% of the voting common stock of the Company. Dale Hensel is the sole officer and director of the Company. Mr. Hensel is also the President and director of MAC. Mr. Barnett is the Vice President and director of MAC. Ms. Taylor is a Vice President and director of MAC. Subsequently, the remainders of the MAC shares were surrendered and 12,000,000 shares were issued for 100% of MAC.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)

Note 3 - Business Combination (continued)
         --------------------

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

         The acquisition of MAC constituted an exchange of equity interests between entities under common control and resulted in a change in the reporting entity. This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the interim periods ending September 30, 2006 and 2005 present the combined results of MACC and MAC for those periods.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)




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

         Principles of Consolidation and Basis of Presentation:

         The accompanying financial statements are consolidated and include the financial statements of MACC, MAC, Bluestone Capital, L.L.C. and Canyon Ferry Capital, L.L.C., its wholly owned subsidiaries, and two unincorporated entities, MAP/MAC, L.L.C. and Apple Canyon Capital, L.L.C. All significant intercompany accounts and transactions are eliminated in consolidation.

         The Company owns 50% of MAP/MAC, L.L.C. and 50% of Apple Canyon Capital, L.L.C. (subsequent to the sale of a 6% interest in August
         2006) and has the ability to exercise control over the operations of both entities. The consolidated financial statements include 100% of the assets and liabilities of MAP/MAC, L.L.C. and Apple Canyon Capital, L.L.C., with the ownership interests of minority investors recorded as a noncurrent liability, "minority interests."

         Investments in other entities where MACC has an ownership interest of from 20% to 50% and the ability to significantly influence the operations of the investee are accounted for using the equity method of

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 4 - Summary of Significant Accounting Policies  (continued)
         ------------------------------------------

         Principles of Consolidation and Basis of Presentation: (continued)

         accounting, and the investment balance is included in long term investments, while MACC's share of the investees' operations is included in other operating revenues.


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


         Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that an impairment allowance of $193,508 and $202,690 was required at September 30, 2006 and December 31, 2005, respectively.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)




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

         Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at September 30, 2006 and December 31, 2005.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)




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

Note 5 - Going Concern Uncertainty
         -------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2006 and prior periods, resulting in an accumulated stockholders' deficit and a working capital deficit as of September 30, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 6 - Portfolio Assets

         Portfolio assets were comprised of the following at September 30, 2006:


            Mortgage note receivable pools                            $2,192,821
             Real Estate portfolios                                      451,500
             Tax liens                                                   185,788
             Other                                                        33,708
                                                                      ----------

                  Total portfolio assets                               2,863,817

             Less valuation allowance for impairment                     193,508
                                                                      ----------

                  Net portfolio assets                                $2,670,309
                                                                      ==========



         Portfolio assets are pledged to secure non-recourse notes payable to individuals (See Note 8).

Note 7 - Investment in Partnership
         -------------------------

         In December 2005 MACC and two unrelated third parties formed 999 Metro Media Venture ("Metro Media Partnership"), a partnership, to purchase, manage and develop certain commercial rental property located in Dallas, Texas. MACC contributed 20% of the initial capital investment and has a 50% interest in the earnings (loss) of the venture. MACC's initial capital contribution was $100,000, funded by the obligation of the third parties to purchase 40,000 shares of MACC common stock valued at $2.50 per share. MACC's investment in Metro Media Partnership is accounted for using the equity method.

         A summary of the results of operations for the nine months ended September 30, 2006 and net assets at September 30, 2006 for Metro Media Partnership is as follows:


             Results of operations:
                  Total revenues                                    $    87,204
                  Operating profit (loss)                                23,134
                  Net income (loss)                                     (39,503)

             Net assets:
                  Current assets                                    $   138,844
                  Noncurrent assets                                   1,303,944
                                                                    -----------
                  Total assets                                        1,442,788

                  Current liabilities                                   (31,845)
                  Noncurrent liabilities                               (995,372)
                                                                    -----------
                                                                    $   415,571
                                                                    ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



Note 8 - Notes Payable

         At September 30, 2006, notes payable to individuals and others were comprised of the following:


           Non-interest bearing loan payable to minority interest
           partner in MAP/MAC, L.L.C., due upon demand                $1,480,136

           Loans due principal and accrued interest
           at 12% at maturity in April - November 2006                   578,083

           Loan due interest only monthly at 16%
           maturing  February 2006                                       223,200

           Senior subordinated notes due principal and accrued
           interest at 12% at maturity February-March 2007               200,000

           Loan due principal and accrued interest at 3% at
           maturity in January 2007                                      200,000

           Loan due February 2006, issuance of
           30,000 shares of common stock at inception
           and 1,800 shares monthly beginning April 2005
           through maturity in lieu of interest                          100,000

           Loans due interest only on a semi annual basis at 12%,
           maturing June 2007 through September 2008                     147,500

           Loans due interest only on a monthly or
           quarterly basis at 10%, maturing February
           through August 2006                                           276,544

           Loans due principal and accrued interest at 10% at
           maturity in October 2006                                      208,000

           Other                                                         105,454
                                                                      ----------

              Total                                                    3,518,917

              Less portion due within one year                         3,456,417
                                                                      ----------

                                                                      $   62,500
                                                                      ==========


         Certain real estate mortgage note receivable pools secure the loans from individuals and others.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



Note 8 - Notes Payable (continued)

         The $200,000 senior subordinated notes are convertible into Series A preferred stock of the Company, if and when the Company is authorized to issue shares of Series A preferred stock.

         On September 30, 2004, Mortgage Assistance Corporation, a Texas corporation ("MAC") and Mortgage Acquisition Partners, L.L.C., a Missouri limited liability company ("MAP," and collectively, the "Parties") jointly formed MAP/MAC, L.L.C., ("MAP/MAC") a Texas limited liability company for the express purpose of purchasing, servicing, and selling nonperforming mortgage notes and properties. Pursuant to the terms of the operating agreement for this entity, MAP/MAC issued a Promissory Note to the minority interest partner, MAP for $233,000. The loan payable to the minority interest partner in the MAP/MAC, L.L.C. joint venture consists of non-interest bearing advances used to purchase mortgage loan portfolios. The Company's principal officers and stockholders have guaranteed repayment of fifty percent (50%) of the initial loan advances of $233,000. This initial Note is due and payable no later than thirty (30) days after receipt of a written demand by the Payee, MAP.

         Pursuant to the terms of the operating agreement of this entity, MAC will periodically and from time to time issue distributable cash to MAP consisting of proceeds from the sale of mortgage notes and properties owned by MAP/MAC, net of all costs and fees incurred in the acquisition, servicing and sale of such assets. By agreement of the Parties, such distributable cash may be reinvested by MAP back into MAP/MAC for the purchase of additional pools of mortgage notes. As of September 30, 2006, MAP has elected to reinvest three profit distribution payments back into MAP/MAC for a total non-interest bearing loan payable amount of $1,480,136. Proceeds from these cash distribution payments subsequently reinvested in MAP/MAC were used for the acquisition of additional mortgage notes, which are in the process of being serviced and sold. Pursuant to the terms of the MAP/MAC operating agreement, no interim payments of principal are due prior to the sale of the underlying assets. Upon sale of the underlying assets, MAC is obligated to repay the non-interest bearing note, from proceeds of the sale, and equally distribute remaining net profits, if any, to MAC and MAP individually.

         For all subsequent advances under this loan, including cash distributions subsequently reinvested in MAP/MAC, and in the event MAP/MAC does not fully repay and satisfy such advances with the proceeds from the sale or other distribution of the related loan portfolios, MAC has guaranteed repayment of fifty percent (50%) of the shortfall.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 9 - Minority Interests
         ------------------

         Minority interests on the Company's consolidated balance sheets represent the ownership percentages of two subsidiaries, MAP/MAC, L.L.C. (50%) and Apple Canyon Capital, L.L. C. (50%), not owned by the Company.

         Changes to minority interests for the nine-months ended September 30, 2006, consisted of the following:


             Balance, December 31, 2005                               $ 292,536

             Minority interests in earnings of subsidiaries              27,580

             Capital contributions from minority interests
                in Apple Canyon Capital, L.L.C                          402,000

             Distributions to minority interests in
                MAP/MAC, L.L.C                                         (177,410)
                                                                      ---------

             Balance, September 30, 2006                              $ 544,706
                                                                      =========



         In August 2006, the Company sold approximately 6% of its interest in Apple Canyon Capital, L.L.C. to an unrelated party for $52,000 and recovered its capital investment.


Note 10 - Related Party Transactions
          --------------------------

         During the period ended September 30, 2006, MAC engaged in certain transactions with two affiliated entities, ABOVO Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), two corporations owned by MAC's vice president.

         MAC charges VA, a real estate management firm, for usage of office space, personnel and other administrative costs. MAC had an account receivable from VA of $55,501 at September 30, 2006.

         ABOVO Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing ABOVO Corporation's real estate loans. MAC recognized $7,588 of servicing fees from ABOVO Corporation for the nine months ended September 30, 2006.


                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



Note 11 - Income Taxes
          ------------

         The  components  of  income  tax  (benefit)   expense,   on  continuing
         operations,  for the nine  months  ended  September  30, 2006 and 2005, respectively, are as follows:
                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                        2006            2005
                                                   -------------   -------------
            Federal:
                Current                            $        --     $        --
                Deferred                                    --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
            State:
                Current                                     --              --
                Deferred                                    --              --
                                                   -------------   -------------

                Total                              $        --     $        --
                                                   =============   =============


         The Company's income tax expense for the periods ended September 30, 2006 and 2005, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                                       Nine Months Ended
                                                                 September 30,    September 30,
                                                                      2006             2005
                                                                 -------------    -------------
         Statutory rate applied to income
               before income taxes                               $    (191,100)   $    (395,800)
         Increase (decrease) in income taxes
              resulting from:
                State income taxes
                Other, including reserve for deferred tax
                   asset and application of net operating loss
                   loss carryforward                                   191,100          395,800
                                                                 -------------    -------------
         Income tax expense                                      $        --      $        --
                                                                 =============    =============



         Deferred tax assets and liabilities consisted of the following at September 30, 2006 and December 31, 2005:


                                                 September 30,     December 31,
                                                      2006             2005
                                                 -------------    -------------
         Deferred tax assets
              Net operating loss carryforwards   $   3,841,000    $   3,222,000
              Less valuation allowance              (3,841,000)      (3,222,000)
                                                 -------------    -------------

         Net Deferred Tax Asset                  $        --      $        --
                                                 =============    =============

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



Note 11 - Income Taxes (continued)
          ------------

         As of September 30, 2006, the Company had a net operating loss carryforward of approximately $11,300,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by
         Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the
         annual   computation   of   allowable   annual   utilization   of   the
         carryforwards.

         A 100% valuation allowance has been established related to the deferred
         tax  asset   resulting  from  the  net  operating  loss   carryforward,
         reflecting the uncertainty of the future realization of this asset.

Note 12 - Common Stock Transactions
          -------------------------

         On May 14, 2004, the Stockholders approved an amendment to the Company's Articles of Incorporation, which increased the par value of each share of common stock from $0.0001 per share to $0.001 per share and decreased the number of authorized common shares from 175,000,000 shares to 50,000,000 shares. The stockholders also approved a one-for-two hundred fifty (1:250) reverse stock split. Pursuant to authorization by the Board of Directors, the reverse stock split became effective for stockholders of record as of November 22, 2004. Stock certificates representing pre-split denominations may be exchanged for stock certificates representing the post-split denominations, at the election of stockholders, as mandatory certificate exchange is not required. Common stock and additional paid-in capital at December 31, 2004 were restated to reflect this split. The number of common shares issued at December 31, 2004, after giving effect to the split, was determined to be 664,007 (165,853,058 shares issued before the split), including 595 shares estimated to be issued to fractional stockholders.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



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

Note 14 - Series A Preferred Stock Financing Agreement
          --------------------------------------------

         In June 2006 the Company initiated a dialogue with Family Access Exchange, L.P. of Dallas, Texas. Based on several subsequent detailed discussions and the completion of an initial round of due diligence, the Company was offered a non-binding Term Sheet for up to a $200,000 bridge financing in the form of Senior Subordinated Notes and available as needed immediately upon the acceptance and execution of the Term Sheet, and up to a $3,000,000 Series A Preferred Stock financing ("The Financing Agreement"). The Term Sheet was executed by the Company on July 27, 2006. While the Financing Agreement is non-binding, both parties have agreed to an exclusivity period limiting the Company's ability to conduct financing discussions with other potential equity

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 14 - Series A Preferred Stock Financing Agreement (continued)

         investors. Closing of this financing transaction is dependent on the satisfactory completion of all normal and customary due diligence and other routine conditions to close. In addition, and as a specific condition to the closing of this round of financing, Family Access Exchange, L.P. will require the Company to restructure all but $500,000 of the current promissory notes and other short-term loans into notes with no less than a two-year maturity.

         Pursuant to this proposed Financing Agreement, the Company and Family Access Exchange, L.P. executed an initial one-hundred thousand dollar ($100,000) bridge loan on August 10, 2006 and an additional one-hundred thousand dollar ($100,000) bridge loan on September 14, 2006. The bridge notes mature six-months from the date of issue, are convertible into Series A Preferred at the face amount of the note upon closing of the Series A Preferred Stock financing, and bear interest at 12% per annum to be paid in cash at maturity or conversion. Contingent upon the closing of the Series A Preferred Stock financing, the Company and Family Access Exchange, L.P. intend to convert the Senior Subordinated Notes to Series A Preferred Stock.

         While the Company cannot represent or provide any assurance that the required debt restructuring will be achieved or that the financing will actually close as anticipated, management has every intention to complete the conditions to close and consummate the financing during the fourth calendar quarter of 2006.


Note 15 - Commitments
          -----------

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

         Mortgage Assistance Corporation has signed a Letter Agreement dated September 1, 2005 with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MAC to provide legal

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 15 - Commitments (continued)
          -----------

         Consulting Contracts: (continued)

         and business Advice, counsel and services in connection with the coordination of all legal matters of MAC, including coordination with special securities counsel for S.E.C. reporting requirements, and including but not limited to possible private placements, mergers, consolidations, recapitalization, acquisitions or purchases of assets or equity interest, or similar transactions. The agreement had an initial term of six months with a minimum fee of $4,000 per month. The agreement automatically extends on a month to month basis. Additionally, provided MAC does not terminate the Letter Agreement during the first ninety (90) days of its duration, Caolo shall be entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a common stock purchase warrant for three hundred seventeen thousand (317,000) shares of common tock of MACC for no additional consideration other than an exercise price of ten cents ($.10) per share. Provided Caolo continues to serve MAC as its legal counsel to the reasonable satisfaction of the Board of Directors and is not terminated for "good cause", such common stock purchase warrant may be exercised according to the following schedule:


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

         On May 5, 2006, the Company executed a letter agreement to retain Parkwood Advisors, L.L.C. as a non-exclusive financial and business advisor to MACC. Scope of the consulting services contemplated under this agreement include support with the capitalization and financing activities of the company; turnaround leadership; use of cash and investment proceeds; business plan and financial projections; SEC filings; and other special projects related to supporting the growth of the business including M&A, compliance, and internal business process improvements as mutually agreed. The agreement had an initial term of six months, effective beginning as of March 21, 2006 with a fixed rate

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 15 - Commitments (continued)
          -----------

         fee of $7,200 per month. The Agreement automatically extends on a month to month basis. Fees include a cash retainer payment of $3,000 per month, and $4,200 in deferred compensation per month which is to become payable upon the closing of a qualified round of financing of at least $1,000,000. Under the terms of this letter agreement, Parkwood Advisors is also entitled to additional compensation of equity in MACC in the form of a common stock purchase warrant for one hundred thousand (100,000) shares of common stock of MACC for no additional consideration other than an exercise price that reflects a fifteen percent (15%) discount from the actual per share trading price as of March 21, 2006.

Note 16 - Subsequent Event
          ----------------

         To facilitate the proposed Series A Preferred Stock Financing Agreement (See Note 14), the Company subsequently filed with the Securities and Exchange Commission and mailed to its shareholders a definitive 14-C Information Statement and Notice of Actions Taken By Written Consent of the Majority Shareholders on October 16, 2006. This Information Statement described the actions approved by the Company's directors and shareholders on September 28, 2006, including the authorization to issue up to 4,000,000 shares of Preferred Stock, and the adoption of the Company's 2006 Equity Incentive Plan, which provides for the issuance of a maximum number of 4,250,000 shares of common stock in the form of restricted stock (1,062,500 shares), incentive stock options (2,000,000 shares) and non-qualified stock options (1,187,500 shares). The approval of these actions by the Company's shareholders will not take effect until November 2006.

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

Secondarily, MAC generates additional revenue via servicing fees charged to its various partnerships through which MAC maintains an equity ownership position in a commonly owned note pool. After the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its re-performing loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold. The Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency as of September 30, 2006. The Company has incurred substantial indebtedness, including certain currently due and past due promissory notes and interest payments that the Company intends to restructure. These circumstances create substantial risk regarding the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-QSB.

Liquidity and Capital Resources:

As of September 30, 2006,  the Company  reports total  liabilities of $5,010,282 including total current liabilities of $4,333,072, minority interests in investment partnerships of $544,706, and mortgages payable of $70,004. The $544,706 in minority interests reflects the cash investments made by individuals or third-party entities into various joint ventures, single-purpose entities or profits participation agreements that the Company actively manages and materially participates in. The $70,004 in mortgage notes payable consists of one mortgage for a residential property the Company has acquired and is currently renting and servicing.

The majority of the $4,333,072 in current liabilities is attributed to the issuance of debt for the purpose of acquiring pools of non-performing mortgage notes and properties. Historically, the Company has financed the purchase of its mortgage notes through two primary means: first, through the issuance of debt to individuals or small investment partnerships; and second, by forming and materially participating in various investment partnerships. As of September 30, 2006, notes payable to individuals and others is reported at $3,456,417. The following itemization of notes payable provides additional detail of the Company's current debt issuance activities and its plans for restructuring and extinguishing this debt. This discussion supplements and supports the additional detail provided in the Notes to Consolidated Financial Statements under the heading "Note 8 - Notes Payable" and elsewhere in this Form 10-QSB:

         o $1,480,136 of the total notes payable is attributed to non-interest bearing loans from the minority interest partner in one of the Company's investment partnerships, MAP/MAC, L.L.C. Principal from this note is to be repaid through the distribution of net proceeds derived from the sale of mortgage notes and properties owned by this entity. An additional $42,179 of the total notes payable amount is attributed to a similarly structured profits participation agreement with an individual investor who will be repaid from the proceeds of sales of the underlying jointly-owned assets when and if these are sold.

         o $200,000 of the total notes payable is comprised of Senior Subordinated Bridge Notes incurred pursuant to the Memorandum Term Sheet for prospective financing to be provided by FAX, LP. Subject to the closing of this round of financing as discussed in the Company's Form 8-K dated August 9, 2006 and elsewhere in this Form 10-QSB, the Company intends to convert the Senior Subordinated Bridge Notes into Series A Preferred Stock at the face amount of the notes.

         o $208,000 of the total notes payable is comprised of promissory notes incurred in the formation of a new, single purpose investment entity in which the Company controls day-to-day operations. Terms of this partnership and its operating and servicing agreement are similar to other investment partnerships the Company has participated in. As of the date of this filing, the Company had extinguished the entire $208,000 in promissory notes by virtue of new capital commitments placed into this investment entity, Bluestone Capital, L.L.C.

         o The remaining notes payable of $1,526,102 consists of various promissory notes at differing interest rates and maturity dates. As of the date of this filing, the Company has developed a proposed restructuring plan for these promissory notes, along with the related portion of accrued interest payable. The Company expects to implement this restructuring plan in conjunction with the consummation of the prospective equity financing agreement disclosed in the Company's Form 8-K dated August 9, 2006 and elsewhere in this Form 10-QSB.

Separately, as of September 30, 2006 the Company reports a total of $208,583 in accounts payable to trade vendors; an additional $250,887 in other accrued liabilities primarily consisting of accrued wages and consulting fees; a Note payable to a principal of the Company with a principal amount due of $73,602; and $143,583 in accrued interest payable.

During the nine months ended September 30, 2006, the Company issued a total of $1,571,500 in new debt to individual investors or investment partnerships for the purchase of pools of mortgage notes. During this same nine-month period, the Company paid $84,956 in interest or other charges on promissory notes and other loans, and repaid $496,615 in debts to individuals and partnerships. Most debt issued to purchase pools of mortgage notes or properties is secured by the actual mortgage loans or foreclosed real estate held in the Company's portfolio of assets.

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

As of September 30, 2006, and as a result of the continued operating losses and the impact of the Company's business combination transaction described in this section and elsewhere in this Form 10-QSB, the Company shows an accumulated total stockholders' equity deficit of $(1,828,661).

As of September 30, 2006, the Company lists cash on hand in banks of $211,899, up from the $14,662 reported as of the quarterly period ended June 30, 2006. Total assets of $3,181,621 are recorded as of September 30, 2006, which is an increase of $479,659 in total assets over the three-month period ended June 30, 2006. Of the total assets of MACC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at the total actual acquisition cost basis, plus accrued servicing costs, if any, of $2,670,309 net of an impairment reserve. This represents an increase in portfolio assets of $196,635 from the three-month period ended June 30, 2006. If MACC's portfolio assets were to be stated on an estimated fair market value basis, the Company anticipates that its respective ownership percentage in these portfolio assets, along with other real estate assets owned by the Company, would have an estimated fair market value of approximately $6,700,000.

During the third calendar quarter of 2006, the Company closed the acquisition of several pools of mortgage notes from various sources. These acquisitions included mortgage notes acquired for the Company's own portfolio as well as mortgage notes acquired directly by the Company's various investment partnerships for their respective portfolios. In total, these combined transactions throughout the quarter included a total of 201 mortgage notes with an estimated aggregate unpaid principal balance of approximately $7,883,170. The total aggregate acquisition costs, including closing costs and administrative fees, for notes acquired during the quarter were approximately $1,072,757.

Pursuant to a purchase contract executed in December 2005, the Company purchased a 50% interest in a two-story office/warehouse building with 69,551 square feet, and situated on 5.34 acres of land located at 999 Metro Media in Dallas, Texas. Pursuant to the terms of this agreement, MAC is obligated for the entire amount of this building's monthly mortgage payment of approximately $7,000 per month, plus MAC is responsible for the servicing, maintenance, and management of this property. Additionally, terms of the Company's agreement with its investment partners in this building require the Company to distribute essentially all monthly lease revenues to the investment partners. Pursuant to a lease agreement commencing on May 19, 2006, this "Class B" office / warehouse facility is now essentially fully leased through April 30, 2007, with monthly lease revenues of $17,500. No assurance can be provided that the property will be leased beyond April 30, 2007 or that if the property is leased beyond April 30, 2007, that rentals will be sufficient to cover mortgage and maintenance expenses. MAC's investment in this partnership is accounted for based on the equity method that causes MAC to report the value as a cash investment in this partnership of $79,165.

Based on current market conditions and anticipated future market conditions, the Company expects an increasing number of large pools of mortgage notes and foreclosed properties to become available for purchase over the next several years. The Company's ability to participate at a meaningful level in this market is dependent on adequate capitalization.

Management's Plans to Raise Capital:

The continued operation of the Company will be largely influenced by its ability to raise capital for the restructuring of debt, acquisition of mortgage pools and operating expenses of the Company. During the previous twelve months, the Company actively pursued a multitude of discussions with potential sources of equity capital from various investment entities. In June 2006 the Company initiated talks with Family Access Exchange, L.P. ("FAX, LP") of Dallas, Texas. Based on subsequent detailed discussions and an initial round of preliminary due diligence, the Company received a Memorandum Term Sheet for up to a $200,000 bridge financing available as needed immediately upon the acceptance and execution of the Memorandum Term Sheet, and up to a $3,000,000 Series A Preferred Stock financing. The terms presented in the Memorandum Term Sheet were considered by the management team to be in the best interests of the Company and were formally agreed to by the Company on July 27, 2006. While the Memorandum Term Sheet is non-binding and subject to a definitive agreement, the Company is obligated to abide by an exclusivity period restricting the Company's ability to conduct financing discussions with other potential equity investors. The closing of this transaction with FAX, LP is subject to the completion of due diligence to the satisfaction of FAX, LP, and the negotiation of a mutually agreeable definitive agreement to be executed contemporaneously at Closing. The Memorandum Term Sheet requires that the Company restructure all but $500,000 of the current promissory notes and other short-term loans into notes with no less than a two-year maturity. While the Company cannot represent or provide any assurance that the required debt restructuring will be achieved or that the proposed transaction will actually close, Company management expects to complete the terms and conditions for a successful closing during the fourth calendar quarter of 2006. Additional information regarding the Memorandum Term Sheet is provided in the Company's Form 8-K filing dated August 9, 2006.

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

Results of Operations:

Revenues

For the three months ended September 30, 2006, the Company recorded gross operating revenues of $1,234,589 and gross operating revenues of $2,133,913 for the nine months ended September 30, 2006. Gross operating revenues for the three months ended September 30, 2006 include total sales of portfolio assets of $1,073,470; servicing fees and commissions from affiliates and others of $146,965; combined with income from partnership operations of $8,769 and other miscellaneous income of $5,385. Considered on a net operating revenue basis, which deducts the cost of portfolio assets sold, the Company reports $401,044 in net operating revenues for the three months ended September 30, 2006 and net operating revenues of $752,343 for the nine months ended September 30, 2006. Current period increases in the total sales of portfolio assets and servicing fees and commissions were positively impacted by the increased pool acquisitions activity and an improved business process for sales management, which was developed and implemented over the prior three quarters.

Viewed on a comparative basis with the third calendar quarter of 2005, the Company demonstrates an increase of $737,618 in gross operating revenues in the third calendar quarter of 2006, for a 148% increase from the same period a year prior. Comparing the Company's net operating revenues between the third calendar quarter of 2006 versus the same period in 2005 reveals an increase of $177,411 or a 79% increase in net operating revenues in the current period over the same period a year prior.

Operating Expenses

Total salaries, wages and contract labor expenses for the third calendar quarter of 2006 were $218,542 up slightly from the $184,072 recorded in the second calendar quarter of 2006. This compares to total salaries, wages and contract labor expenses of $242,501 incurred during the third calendar quarter of 2005. The Company anticipates slightly higher salary and wage expense during the last half of 2006, assuming the close of the currently contemplated financing transaction, based on the need to add selected strategic hires to drive additional sales.

Other selling, general and administrative expenses for the third calendar quarter of 2006 were $175,013 compared to $217,093 for the quarterly period ended June 30, 2006 and compared to $233,943 in the third calendar quarter of 2005. This reflects normal and customary SG&A expense, plus the non-salary component of continued investment in the infrastructure development projects described below.

Build-out of infrastructure and capabilities to facilitate substantial growth and profitability. During 2005 the Company concentrated on building a scalable enterprise to achieve efficiency and profitability as the Company anticipates increased growth made possible by the expected new capital financing planned to be closed during the fourth calendar quarter of 2006. Two major internal infrastructure build-out projects were conducted during 2005. As a result of these infrastructure upgrades, the Company is now able to more efficiently service a much larger volume of mortgages than was previously being serviced. This increased transaction flow and related efficiencies are now beginning to positively impact the Company's financial performance as demonstrated by revenue growth while keeping staffing and general servicing expenses at or below prior levels. These projects include the following:

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

Net Loss

In spite of improved operating fundamentals, the Company recorded an operating loss for the three months ended September 30, 2006, of $(95,851) compared to an operating loss of $(126,985) for the three-month period ended June 30, 2006 and compared to an operating loss of $(258,391) for the third calendar quarter of 2005. When combined with other income and expense and the impact of a loss on minority interests of $(63,047), the Company realized a net loss of $(213,203) for the third calendar quarter of 2006. This compares favorably to a net loss of $(453,961) for the third calendar quarter of 2005. On a weighted-average basis of the number of shares of common stock outstanding for the period, this equals a net loss per share of $(0.02) for the three-month period ended September 30, 2006, compared to a net loss per share of $(0.01) during the second calendar quarter of 2006 and compared to a net loss per share of $(0.04) during the third calendar quarter of 2005.

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

Stock Options:

As of September 30, 2006 the Company did not have an employee stock option plan. Pursuant to the proposed Series A Preferred Stock Financing Agreement disclosed in this section and elsewhere in this filing, the Company subsequently filed a definitive 14-C Information Statement and Notice of Actions Taken By Written Consent of the Majority Shareholders on October 16, 2006. This Information Statement described the actions approved by the Company's directors and shareholders including the adoption of the Company's 2006 Equity Incentive Plan, which provides for the issuance of a maximum number of 4,250,000 shares of common stock in the form of restricted stock (1,062,500 shares), incentive stock options (2,000,000 shares) and non-qualified stock options (1,187,500 shares).

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

Item 3. Controls and Procedures

As of the end of the reporting period, September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3.  Defaults Upon Senior Securities.

As of September 30, 2006, the Company had a total of seven promissory notes, with maturity dates that are past due or due by October 1, 2006. These notes include various interest rates and various maturity dates ranging from January 31, 2006, through October 1, 2006. Cumulatively, these notes represent $616,475 in principal. The Company also lists other past due liabilities of $200,000 which consists of a short-term loan provided by an individual and which is not structured as a promissory note. These notes are secured for the principal amount with portfolio assets of the Company consisting of mortgage notes and real estate owned by the Company that is currently for sale as a part of its normal and customary ongoing operations. As a condition to closing the prospective capital financing disclosed in the Company's Form 8-K dated August 9, 2006, and the Management Discussion and Analysis portion of this 10-QSB, the Company will be required to restructure all but $500,000 of its promissory notes into terms with at least a two-year maturity. No assurance can be provided that the Company will be able to successfully restructure its notes payable and successfully close the prospective capital financing.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 28, 2006, holders of 11,034,491 shares of the outstanding shares of the Company's common stock approved (i) the amendment of the Company's Articles of Incorporation to authorize the issuance of up to 4,000,000 shares of preferred stock and (ii) the adoption of the Company's 2006 Equity Incentive Plan. These actions are further described in an Information Statement first mailed to the Company's stockholders on October 16, 2006.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.                       Exhibit Name

         Exhibit No.       Exhibit Name:

         10.1              Bluestone Capital, L.L.C. -Company Agreement,  August
                           25, 2006
         10.2              Bluestone  Capital,   L.L.C.   -Servicing   Agreement
                           Template
         31 Chief Executive Officer and Chief Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32 Chief Executive Officer and Chief Financial Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         November 14, 2006                MORTGAGE ASSISTANCE CENTER CORPORATION


                                           /s/ Dale Hensel
                                          --------------------------------------
                                          By: Dale Hensel
                                          Title: President, CEO, CFO
                                          (Principal Executive Officer and
                                          Principal Financial Officer)