Form 10KSB
period 2006-12-31
Mortgage Assistance Center Corp
filed 2007-04-17
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

                                                    (Mark one)

[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
1934

                   For the fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [ ] No [X]

The issuer's total gross operating revenues for the fiscal year ended December 31, 2006 was $2,784,104.

The aggregate market value of voting common equity held by non-affiliates as of April 11, 2007 was approximately $929,848. As of April 11, 2007, there were 12,725,124 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                     Mortgage Assistance Center Corporation




                                Index to Contents

                                                                     Page Number
                                                                     -----------
    Part I

    Item 1   Description of Business                                           3
    Item 2   Description of Property                                           8
    Item 3   Legal Proceedings                                                 8
    Item 4   Submission of Matters to a Vote of Security Holders               9

    Part II

    Item 5   Market for Company's Common Stock, Related Stockholders Matters
               and Small Business Issuer Purchases of Equity Securities        9
    Item 6   Management's Discussion and Analysis or Plan of Operation        12
    Item 7   Financial Statements                                            F-1
    Item 8   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures                      17
    Item 8A   Controls and Procedures                                         17
    Item 8B   Other Information                                               17

    Part III

    Item 9     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             18
    Item 10    Executive Compensation                                         20
    Item 11    Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters                              23
    Item 12    Certain Relationships and Related Transactions                 23
    Item 13    Exhibits                                                       24
    Item 14    Principal Accountant Fees and Services                         24

    Signatures                                                                25

    Certifications pursuant to Sarbanes-Oxley Act of 2002                     27

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

PART I

Item 1 - Description of Business

History

Safe Alternatives Corporation of America, Inc. (the "Company" or "SACA") was organized in 1976, under the name Knight Airlines, Inc., to engage in the commuter airline business. In October 1978, the Company engaged in an initial public offering of its Common Stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended (the Securities Act"). To the Company's best knowledge, there was no market for trading of the Common Stock until the Company's Common Stock was included for trading on the NASD's Electronic Bulletin Board in March 1997. The Company operated as a commuter airline from its inception through April 1983, when it ceased operations and all of the assets of the Company were sold to satisfy all outstanding indebtedness. From April 1983, through September 1995, the Company was dormant. In May 1994, the name of the Company was changed to Portsmouth Corporation.

On September 15, 1995, pursuant to the terms of an Asset Purchase Agreement and Plan of Reorganization dated as of August 21, 1995 (the "Agreement") between Safe Alternatives Corporation of America, Inc., a Delaware corporation ("SAC-Delaware") and the Company, the Company purchased the business , including, without limitation, all of the assets of SAC-Delaware, and assumed all of the liabilities of SAC-Delaware (the Reorganization"), and commenced operations. Prior to the Reorganization, the Company had no meaningful operations. On March 4, 1996, the Company changed its name to Safe Alternatives Corporation of America, Inc.

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

In January 1997, the Board authorized an agreement with M & A Acquisitions whereby M & A Acquisitions would receive a finder's fee of 3% of gross sales for the Company acquiring the worldwide manufacturing and marketing rights for certain products for environmentally friendly paint stripping applications and air conditioning coolants from Natural Cool, Inc. The Company acquired Natural Cool, Inc. in its entirety during the first half of 1998.

On July 15, 1998, the Company entered into an agreement for the purchase of the assets of Norfield Corporation, a Connecticut corporation with offices in Danbury, Connecticut ("Purchase Agreement"). Norfield Corporation was engaged in business of environmentally friendly solvents and industrial additives, but had filed for Chapter 11 Bankruptcy Protection in June 1996, and the Purchase
Agreement was subject to the approval of the Bankruptcy Court, which was received on September 14, 1998. On September 18, 1998, in order to obtain financing to acquire Norfield's assets, the Company assigned the Norfield Purchase Agreement to the Norfield Investor Group (which consisted of Nicky Hunt and Sean McNamara) and agreed to issue options to purchase 1,000,000 shares of the Company's Common Stock at a price of ten cents ($.10) per share exercisable for a period of five (5) years from September 18, 1998.

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

On May 14, 2004, the Company and Mortgage Assistance Corporation, a Texas corporation based in Dallas, Texas ("MAC"), signed a letter of intent to enter into a business combination transaction whereby the Company would acquire MAC. Before the business combination could be completed, the Company was required to reorganize. In connection with this transaction, the following changes were effected: (1) the corporate name was changed from Safe Alternatives Corporation of America, Inc. to Mortgage Assistance Center Corporation ("MACC"); (2) the Company implemented a reverse split of common stock capital stock on a One-for-Two-Hundred-and-Fifty (1:250) basis, and (3) the Company changed the authorized common stock capital to 50,000,000 shares. As a result of this transaction, MAC is now a wholly owned subsidiary of MACC, and is the principal entity through which the Company conducts its business.

Business

Mortgage Assistance Corporation ("MAC") was organized as a Texas corporation on March 28, 2003. On January 1, 2004, MAC acquired the assets of Mortgage Solution Partners, a proprietorship owned by Daniel Barnett. It was a financial services company that purchased, managed and resold first and second real estate mortgages and, or deed of trust promissory notes.

MAC purchases and manages pools of distressed real estate secured mortgages and promissory notes. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between 90 days and two years past due. The liens are secured by residential real estate. MAC acquires both first and second mortgages or liens. MAC typically purchases these mortgages at a discount to the mortgage obligation. Additionally, when necessary, it will foreclose, rehabilitate and, or sell the mortgage or real estate securing the purchased mortgages and deed of trust promissory notes. A very small percentage of the acquired loans are subordinate liens, which bear risk of being reclassified as unsecured loans if the priority lien-holder forecloses on the real estate. These pools of non-performing real estate mortgages and notes are purchased from banks and other lending institutions.

After MAC purchases a loan pool, the process of debt resolution commences. MAC works the loan portfolio with the purpose of changing the non-performing loans into either performing loans or obtaining a deed to the underlying real estate or forecloses on the real estate. MAC may resell a substantial portion of its re-performing loans in various sized loan pools and may foreclose on certain real estate properties when portfolio loans continue in default. As a result of foreclosure actions, MAC will own real estate assets. These properties may be rehabilitated, held and ultimately sold.

MAC also enters into joint venture agreements from time to time with various investors in the purchase of loan pools.

Competition

The market in the non-performing mortgage industry is extremely competitive. Competition varies depending on the quality of the collateral securing the non-performing mortgages. Typically, large amounts of cash are required to facilitate the purchase of non-performing mortgage pools.

MAC seeks profit opportunities in many areas of the industry, but it currently focuses its business in the lower value non-performing mortgage pools. MAC is principally purchasing non-performing mortgages in the $100,000 or less range since it deems this as a higher profit margin area. There are many other companies competing in this market, many of which are better funded than MAC. Our ability to compete in this market has been limited by insufficient cash with which to purchase non-performing pools.

Employees

As of December 31, 2006 Mortgage Assistance Corporation had 21 employees.

Risk Factors

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

Need for Additional Financing

The Company completed a $1,500,000 preferred stock financing transaction on November 30, 2006, which contains provisions that could provide additional preferred stock financing of up to $1,500,000 (See Note 14 in the Notes to the Financial Statements and other disclosures in this Form 10-KSB). As of April 13, 2007 the Company had received an additional $358,333 toward the first of three additional tranches of $500,000 in preferred stock financing contemplated by the November 30, 2006 financing transaction. The Company anticipates that an additional $141,667 will be funded in the near future to complete the first full subsequent tranche of $500,000 in preferred stock financing under this agreement. The Company is also actively pursuing alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities. The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

No Assurance of Success or Profitability

There is no assurance that the Company will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased through continued operations of the Company.

Indemnification of Officers and Directors

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

Dependence upon Outside Advisors

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

Auditor's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern."

The independent auditor's report issued in connection with the audited financial statements of the company for the period ended December 31, 2006, indicates that due to operating losses incurred during 2006 and prior periods, and the resulting accumulated stockholders' deficit and working capital deficit, among other factors, may cause the Company to be unable to continue as a going concern for a reasonable period of time. If the Company is unable to fully develop its business model and raise additional capital, the Company may have to cease operations, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

There Has Been A Volatile Public Market For The Company's Common Stock And The Price Of The Company's Stock May Be Subject To Fluctuations


We cannot assure investors that a liquid transparent trading market for the Company's common stock will develop or be sustained. Investors may not be able to resell shares at any price. The market price of the Company's common stock is likely to be volatile and could be subject to fluctuations in response to factors such as the following, most of which are beyond the Company's control, including factors such as:

o Operating results that vary from the expectations of securities analysts and investors;

o Changes in expectations as to the Company's future financial performance, including financial estimates by securities analysts

o The operations, regulatory, market and other risks discussed in this section;

o    Announcements  by the Company or its competitors of significant  contracts,
     acquisitions,   strategic   partnerships,   joint   ventures   or   capital
     commitments;

o Announcements by third parties of significant claims or proceedings against the Company; and

o    Future sales of the Company's common stock.


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

Future Capital Needs Could Result In Dilution To Investors; Additional Financing Could Be Unavailable Or Have Unfavorable Terms

The Company's future capital requirements will depend on many factors, including cash flow from operations, general state of the economy, available mortgage pools, competing market developments, and the Company's ability to market its proposed products successfully. It will be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our Company's then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

No Assurance of Success or Profitability.

There is no assurance that the Company or MAC will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased by the business combination with MAC.

Limited Operating History

Both MACC and MAC have a limited operating history and our financial health will be subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company and MAC must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the startup and growth of a new business, and the competitive environment in which we will operate. Our success is dependent upon the successful financing and development of our business plan. No assurance of success is offered. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business and marketing and developing products. These include, but are not limited to, financing, competition, the need to develop customers and market expertise, market conditions, sales, marketing and governmental regulation. The failure of the Company to meet any of these conditions would have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company or MAC can or will ever operate profitably.

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

Item 2 - Properties

The Company, through MAC, MAC purchases and manages pools of distressed real estate secured mortgages and promissory notes. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between 90 days and two years past due. The liens are secured by residential real estate. MAC acquires both first and second mortgages or liens. MAC typically purchases these mortgages at a discount to the mortgage obligation. Additionally, when necessary, it will foreclose, rehabilitate and, or sell the mortgage or real estate securing the purchased mortgages and deed of trust promissory notes. A very small percentage of the acquired loans are subordinate liens, which bear risk of being reclassified as unsecured loans if the priority lien-holder forecloses on the real estate. These pools of non-performing real estate mortgages and notes are purchased from banks and other lending institutions.

After MAC purchases a loan pool, the process of debt resolution commences. MAC works the loan portfolio with the purpose of changing the non-performing loans into either performing loans or obtaining a deed to the underlying real estate or forecloses on the real estate. MAC may resell a substantial portion of its re-performing loans in various sized loan pools and may foreclose on certain real estate properties when portfolio loans continue in default. As a result of foreclosure actions, MAC will own real estate assets. These properties may be rehabilitated, held and ultimately sold.

MAC also enters into joint venture agreements from time to time with various investors in the purchase of loan pools.

As of December 31, 2006, the Company owned a number of single-family real estate properties in various parts of the country as a routine course of it business operations. These properties may, from time to time, be rented or sold by the Company.

Pursuant to a purchase contract executed in December 2005, the Company purchased a 50% interest in a two-story office/warehouse building with 69,551 square feet, and situated on 5.34 acres of land located at 999 Metro Media in Dallas, Texas. Pursuant to the terms of this agreement, MAC is obligated for the entire amount of this building's monthly mortgage payment of $8,714 per month, plus MAC is responsible for the servicing, maintenance, and management of this property. Additionally, terms of the Company's agreement with its investment partners in this building require the Company to distribute essentially all monthly lease revenues to the investment partners. Pursuant to a lease agreement commencing on May 19, 2006, this "Class B" office / warehouse facility is now essentially fully leased through April 30, 2007, with monthly lease revenues of $17,500. No assurance can be provided that the property will be leased beyond April 30, 2007 or that if the property is leased beyond April 30, 2007, that rentals will be sufficient to cover mortgage and maintenance expenses. The Company's investment in this partnership is accounted for based on the consolidation method as described in Note 2 to the Financial Statements and elsewhere in this Form 10-KSB.

The Company currently leases a corporate office at 2614 Main St., Dallas, Texas, 75226. This is the principal executive office of Mortgage Assistance Corporation, a Texas corporation. The annual rent is $33,540 and the lease expires in September 2008. Pursuant to a new office lease agreement executed on March 30, 2007 and referenced here as a subsequent event, the Company will be moving effective May 1, 2007 to 1341 W. Mockingbird Lane, Suite 1200 W, Dallas, Texas 75247. A total of 17,563 rentable square feet is contracted for a total of 84 months. Annual rent payments are based on a set schedule commencing at a rate of $10.25 per square foot for the first twelve months of occupancy and for an annual rent for the first twelve months of occupancy of $180,021.

Item 3 - Legal Proceedings
There are no material legal proceedings against the Company.

The Company is not aware of any material legal proceeding to which, any director, officer, partnership interest of the Company, or any owner of record or beneficial owner of more than 5% of the Company common stock is a party to and which would be adverse to the Company.

Item 4 - Submission of Matters to a Vote of Security Holders.

The following two corporate actions were authorized by unanimous written consent of the Board of Directors on September 28, 2006, and subsequently approved by written consent of holders of 11,034,491 shares of common stock, constituting 86.7% of the issued and outstanding shares entitled to vote on such actions: (A) the adoption of the Company's 2006 Equity Incentive Plan (the "Plan"), and (B) an amendment to the Company's Articles of Incorporation authorizing the Company to issue up to 3,000,000 shares of preferred stock (the "Amendment"). On or about October 16, 2006, an Information Statement was mailed to all shareholders of record as of September 28, 2006. The terms of the Plan and the terms of the Amendment are briefly outlined below and are documented in detail in the Company's prior filings and elsewhere in this Form 10-KSB.

         Action One - Amendment to Articles of Incorporation To Authorize Shares of Preferred Stock of the Company. The Amendment authorizes the Company to issue up to 3,000,000 shares of Preferred Stock to be issued in one or more series as may be established from time to time by resolution of the Board of Directors, each consisting of such number of shares and having such distinctive designation or title as shall be fixed by resolutions of the Board of Directors prior to the issuance of any shares of such series. Each such class or series of Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolutions of the Board of Directors providing for the issuance of such series of Preferred Stock. The Board of Directors is authorized to increase or decrease (but not below the number of shares of such class or series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series.

Action Two - Approval of Equity Incentive Plan. The Equity Incentive Plan allows the Company to grant stock options, restricted stock and performance awards to officers, directors, key employees and consultants. The Company's board of directors or committees thereof will administer the Plan. Subject to adjustment as provided in the Plan, the maximum aggregate number of shares that may be issued under the Plan is 4,250,000 shares of common stock, provided, however, that (i) the aggregate number of shares that may be issued as restricted stock may not exceed 1,062,500 and (ii) the aggregate number of shares that may be issued under statutory stock options may not exceed 2,000,000, and (iii) the aggregate number of shares that may be issued under non-statutory stock options may not exceed 1,187,500. Subject to adjustment as provided in the Plan, the aggregate number of shares that may be issued to any individual under the Plan, whether issued under options or restricted stock, shall not exceed 1,000,000. The Plan will continue in effect until terminated; however, no incentive stock options or other awards will be granted under the Plan after 10 years from the date the Company's stockholders approved the Plan.



PART II

Item 5 - Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price of Common Stock:

There has not been an active market for the Company's securities. The Company's Common Stock is quoted on the NASD OTC Bulletin Board.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2005 and 2006 are listed below. The information was obtained from the NASD OTC Electronic Bulletin Board (www.otcbb.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions. During 2006, the Company's stock was quoted under the symbol MTGC.OB.

                                 2005                      2006
                         -----------------------------------------------
                           Low         High          Low           High
                         -------      ------       -------        ------

      First Quarter       $1.20        $1.80        $1.30          $2.50
      Second Quarter      $1.02        $3.15        $1.05          $1.85
      Third Quarter       $2.15        $3.20        $0.55          $1.55
      Fourth Quarter      $1.55        $3.25        $0.55          $1.01


Holders of Record:

The Company had approximately 1,357 holders of record of its common stock as of December 31, 2006, holding 12,725,124 common shares issued and outstanding.



The Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery
Place South, 8th Floor, New York, NY 10004, and their telephone number is (212)
509-4000.

Dividend Policy:

The Company has not declared any cash dividends to the holders of its capital stock and does not anticipate declaring or paying dividends in the foreseeable future. Further, the terms of the Company's Series A Preferred Stock prohibit the Company from declaring or paying any dividends any shares of its capital stock unless (1) all accrued but unpaid dividends on the Series A Preferred
Stock have been, or are simultaneously paid; and (2) the holders of at least fifty percent (50%) of the Series A Preferred Stock consent to such dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The  following  table   summarizes  the  Company's  equity   compensation   plan
information  as of  December  31,  2006.  Information  is  included  for  equity compensation plans not approved by the Company's security holders.

         Table 1.

         Equity Compensation Plan Information

         ------------------------------ -------------------------- ----------------------

         Plan Category                  Number of Securities to    Weighted-average       Number of Securities
                                        be issued upon exercise    Exercise price of      remaining available for
                                        of outstanding options,    outstanding options,   future issuance under
                                        warrants and rights        warrants, and rights   equity compensation
                                                                                          plans (excluding
                                                                                          securities reflected in
                                                                                          column (a)

                                                     (a)                   (b)                      (c)
         ------------------------------ -------------------------- ---------------------- -------------------------

         Equity Compensation
         Plans approved by
         security holders                        1,658,200                 $0.94                  2,591,800
         ------------------------------ -------------------------- ---------------------- ------------------------
         Equity Compensation
         Plans not approved by
         security holders                        1,263,916                 $0.36                          0
         ------------------------------ -------------------------- ---------------------- -------------------------
         Total                                   2,922,116                 $0.74                  2,591,800
         -------------------------------------------------------- ----------------------  -------------------------


Equity Compensation Plan Grants Approved By Security Holders.

     (1) Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted statutory options (e.g. incentive stock options) for 223,400 shares of common stock, to various employees in consideration for employment with and services provided to the Company. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37.

     (2) Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted non-statutory options (e.g. non-qualified stock options) for 834,800 shares of common stock to various individuals in consideration for prior employment and / or consulting services provided to the Company. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.38.

     (3) In connection with three-year employment agreements entered into between the Company and two of its principal officers and stockholders on November 30, 2006, the officers were granted incentive stock options for 600,000 shares of common stock under the Plan. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the Company employs the officers on each such anniversary date. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.45.

Equity Compensation Plans Not Approved By Security Holders.

     (1) Mortgage Assistance Center Corporation signed a Letter Agreement dated November 29, 2006, with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MACC. In addition to the cash compensation stipulated in the Letter Agreement and disclosed in the Notes to the Financial Statements contained in this Form 10-KSB, Caolo was granted equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for four hundred sixty-seven thousand (467,000) shares of common stock of MACC for no additional consideration other than an exercise price of fair market value to be paid by Caolo whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 467,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 317,000 shares of common stock of Mortgage Assistance Corporation which was, through mutual mistake, erroneously set forth in the previous Agreement dated September 1, 2005, between Michael Caolo & Associates and Mortgage Assistance Corporation, the subsidiary, instead of MACC, the parent corporation, which was the intended proper party. These warrants were issued at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.62 per warrant share. These warrants expire on November 30, 2011.

     (2) On November 27, 2006, the Company executed a Letter Agreement to retain Parkwood Advisors, L.L.C. ("Parkwood") as a non-exclusive financial and business advisor to MACC. In addition to the cash compensation stipulated in the Letter Agreement and disclosed in the Notes to the Financial Statements contained in this Form 10-KSB, Parkwood was granted equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for one hundred fifty thousand (150,000) shares of common stock of for no additional consideration other than an exercise price of fair market value to be paid by Parkwood whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 150,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 100,000 shares of common stock of Mortgage Assistance Center Corporation which was set forth in the previous Letter Agreement dated May 5, 2006, between Parkwood Advisors, LLC and Mortgage Assistance Center Corporation. These warrants were issued at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.62 per warrant share. These warrants expire on November 30, 2011.

     (3) At December 31, 2006, the Company had an obligation to a financial consultant pursuant to a June 19, 2006 Consulting Agreement for an equity compensation fee of $106,106, representing five percent (5%) of the amount of monies loaned to the Company by lenders procured by the consultant. The equity compensation fee is to be converted to a share basis according to the closing trading price per share on the date each individual funding tranche closes and paid in the form of five-year common stock purchase warrants of the Company with an aggregate fair market value equivalent to the equity compensation fee earned. This calculation converts the equity compensation fee to a total of 96,916 warrant shares, with an exercise price of $.10 per share. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.99 per warrant share These warrants expire on December 31, 2011.

     (4) On November 30, 2006, the Company issued two, ten-year common stock purchase warrants for seventy five thousand (75,000) shares of common stock each to William G. Payne and to Rod Cain Jones in conjunction with their appointment to the Company's board of directors. These warrants have an exercise price of $.39 per share, which price may be adjusted with the terms of the warrants. A third-party consultant determined the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.62 per warrant share. These warrants expire November 30, 2016.

Recent Sales of Unregistered Securities:

     On June 23, 2005, the Company adopted a Legal Services Plan. The Plan reserved 400,000 shares and was registered on a Form S-8 registration statement filed on June 23, 2005. The Company's Board of Directors administered the Plan. A total of 400,000 shares were issued including: (a.) 300,000 shares issued to Mary F. Seymour, Attorney at Law; and (b.) 100,000 shares issued to Gregory M. Wilson, Attorney at Law, both issuances were made in consideration for legal services provided to the Company during 2005. These advisors are not engaged to provide any additional services in the future.

Small Business Issuer Purchases of Equity Securities:
----------------------------------------------------

Not Applicable

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

Business Overview:

On May 10, 2005, Mortgage Assistance Center Corporation ("MACC" or the "Company") entered into a Business Combination Agreement with Mortgage
Assistance Corporation ("MAC"), a Texas corporation. MAC became a wholly owned subsidiary of MACC upon completion of the acquisition of all MAC shares in August 2005. MACC buys, sells and manages distressed single-family real estate and non-performing mortgages secured by single-family residential real estate in the secondary market in the United States through its subsidiary, MAC.

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

Secondarily, MAC generates additional revenue via servicing fees charged to its various partnerships through which MAC maintains an equity ownership position in a commonly owned note pool. After the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its re-performing loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold. The Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit and a working capital deficiency as of December 31, 2006. These circumstances create substantial risk regarding the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-KSB.

Liquidity and Capital Resources:

As of December 31, 2006, the Company lists cash on hand in banks of $1,205,120 up from the $598,978 reported as of the calendar year ended December 31, 2005. This reflects the impact of the net proceeds remaining on hand at year end from the Series A Preferred Stock financing transaction discussed in detail in the Notes to the Financial Statements and elsewhere in this Form 10-KSB. Total assets of $9,553,085 are recorded as of December 31, 2006, which is an increase of $5,813,170 in total assets over the calendar year ended December 31, 2005. This increase reflects the purchase of additional pools of mortgage notes acquired through ongoing operations during the year as well as the impact of a change in accounting presentation based on the consolidation method rather than the equity method that the Company had used previously. According to this methodology the consolidated financial statements include 100% of the assets and liabilities directly owned by the Company and 100% of the assets and liabilities of six unincorporated investment entities in which the Company maintains a 50% ownership position. The rationale and generally accepted accounting principles for this change are discussed in detail in the Notes to the Financial Statements and elsewhere in this Form 10-KSB.

Of the total assets of MACC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at the total actual acquisition cost basis, plus accrued servicing costs and payments, if any, of $6,798,509 net of an impairment reserve of $253,508 as of December 31, 2006. This represents an increase in portfolio assets of $5,090,456 from calendar year 2005. On a fully consolidated basis, if MACC's total portfolio assets were to be stated at an estimated fair market value of the underlying properties, the Company anticipates that these properties would have an estimated fair market value of approximately $18,800,000.

As a function of its ongoing operations, the Company acquired various pools of mortgage notes from various sources throughout the year. These acquisitions included both mortgage notes and properties on a real estate owned basis ("REOs") acquired for the Company's own portfolio as well as mortgage notes and REOs acquired directly by the Company's various investment partnerships for their respective portfolios. In total, these combined acquisitions during 2006 included a total of 602 mortgage notes or REOs. The total aggregate initial acquisition costs, including closing costs and administrative fees, for mortgage notes and REOs acquired during the year were approximately $6,761,896.

Based on current market conditions and anticipated future market conditions, the Company expects an increasing number of large pools of mortgage notes and foreclosed properties to become available for purchase over the next several years. The Company's ability to participate at a meaningful level in this market is dependent on adequate capitalization.

In addition to the Company's portfolio assets maintained for sale, the Company also lists fixed assets including land, building improvements, and office furniture and equipment of $1,351,601 net of accumulated depreciation of $73,468.

As of December 31, 2006, the Company reports total liabilities of $10,231,234 including total current liabilities of $2,235,563; long-term debt of $2,529,128; and minority interests in investment partnerships of $5,466,543. The $5,466,543 in minority interests reflects the cash investments made by individuals or third-party entities into various joint ventures, single-purpose entities or profits participation agreements that the Company actively manages and materially participates in. The accounting treatment for these minority interests is discussed in greater detail in the Notes to the Financial Statements and elsewhere throughout this Form 10-KSB.

Included in the current liabilities of $2,235,563 are two non-interest bearing loans from minority interest partners in one of the Company's investment partnerships. First, $1,480,136 of the total current notes payable amount is attributed to MAP/MAC, L.L.C. Principal from this note is to be repaid through the distribution of net proceeds derived from the sale of mortgage notes and properties owned by this entity. This note does not have a set maturity date and the Company anticipates that the principal will be repaid over time through normal operations. Second, an additional $42,179 of the total current notes payable amount is attributed to a similarly structured profits participation agreement with an individual investor who will be repaid from the proceeds of sales of the underlying jointly-owned assets when and if these are sold. This note is due during 2007.

The Company records a current liability for accrued stock-based compensation of $95,947 reflecting the portion of earned but un-issued stock-based compensation as of December 31, 2006. Other current liabilities as of December 31, 2006 include $241,301 in accounts payable to trade vendors and others; $182,532 in accrued fees and wages; and $169,068 in other accrued liabilities.

Long-term debt consists of notes payable to individuals and others, and mortgages payable. The long-term notes payable include promissory notes issued for the purpose of acquiring pools of non-performing mortgage notes and properties. Historically, the Company has financed the purchase of its mortgage notes and properties through two primary means: first, through the issuance of debt to individuals or small investment partnerships; and second, by forming and materially participating in various investment partnerships. Pursuant to the terms of the Company's Series A preferred stock financing transaction described in the Notes to the Financial Statements and elsewhere in this Form 10-KSB, the Company successfully completed the restructuring or elimination of certain promissory notes and other short-term loans with current or past-due maturities. The result of this restructuring of the Company's prior promissory notes is the remaining balance as of December 31, 2006, of $1,492,768 in long-term notes payable. These notes have various maturity dates, the earliest of which occurs in October 2008. A detailed schedule of these long-term notes and their respective terms is provided in the Notes to the Financial Statements section of this Form 10-KSB. As further described in Note 8 in the Financial Statements, the Company reports total mortgages payable of $1,060,760 which includes a long-term portion consisting of $990,412 for the remaining mortgage balance due on the Metro Media property; a $70,348 mortgage balance due for an individual residential property the Company currently owns and intends to sell; plus, a current portion of mortgages payable of $24,400.

The equity section of the balance sheet shows the effect of the recent Series A preferred stock financing, with 1,500,000 shares of Series A convertible preferred stock (par value $0.001) issued and outstanding corresponding to a preferred capital stock entry of $1,500. The Company also has a total of 12,725,124 shares of common stock (par value $0.001) issued and outstanding as of December 31, 2006, with a corresponding common capital stock entry of $12,726; and additional paid-in capital of $2,481,413. As of December 31, 2006, and as a result of the continued operating losses the Company shows a retained earnings deficit of ($3,518,248) and a total stockholders' equity deficit of ($678,149) bringing total liabilities and stockholders' equity into balance at $9,553,085.

Management's Plans to Raise Capital:

The continued operation of the Company will be largely influenced by its ability to raise capital for the acquisition of mortgage pools and to provide working capital to fund operating expenses of the Company prior to the point where the Company can achieve consistent earnings performance. As a fundamental part of the Company's financing strategy, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") on November 30, 2006 with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 4,556,694 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 of the preferred shares on November 30, 2006, with an additional 1,500,000 preferred shares to be purchased in three increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Purchase Agreement on March 31, June 30, and September 30, 2007. Holders of the preferred stock are entitled to receive cumulative cash dividends, out of any assets legally available, at the rate of 10% per annum (of the original per share issue price of $1.00) per share of preferred stock, accrued and compounded on a quarterly basis. Such dividends will have preference over any payment or declaration of a dividend or other distribution on the Company's common stock. As of April 13, 2007, the Company had received an additional $358,333 toward the first of the three additional tranches of $500,000 in preferred stock financing contemplated by the November 30, 2006 financing transaction. The Company anticipates that an additional $141,667 will be funded in the near future to complete the first full subsequent tranche of $500,000 in preferred stock financing under this agreement.

Subsequent to closing the Series A financing transaction, the Company has continued to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. The Company anticipates that it will continue to depend on external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. These conditions are described in more detail in this section and elsewhere throughout this Form 10-KSB and previous filings.

Previously, on October 20, 2005, the Company executed two agreements with Mercatus & Partners, L.P. providing for the purchase of a combined total of 1,532,568 shares of Common Stock (currently held in escrow by the investment banking firm of Brown Brothers Harriman) and the combined gross proceeds to the Company of $2,000,000 through a complex overseas transaction involving a number of European banking institutions. This agreement is subject to and contingent upon a substantial number of conditions beyond the control of the Company, and as of the date of this filing, the Company has received no funding from these agreements. Consequently, the Company considers these transactions to be void for reasons of the non-performance of Mercatus & Partners, L.P. and the Company's legal counsel has initiated the termination of these agreements.

Results of Operations:

Revenues

For the year ended December 31, 2006, the Company recorded gross operating revenues of $2,784,104. This includes total sales of portfolio assets of $2,054,114; servicing fees and commissions from affiliates and others of $210,635; rental income of $134,550; and other miscellaneous income of $384,805. The Company reports net operating revenue by deducting the cost of portfolio assets sold from gross operating revenues. For the year ended December 31, 2006, the Company lists $1,282,259 in net operating revenues. This compares to gross operating revenues for the year ended December 31, 2005, of $2,526,963 and net operating revenues of $1,040,794.

Operating Expenses

The Company records $3,115,764 in total operating expenses for the year ended December 31, 2006. Total salaries, wages and contract labor expenses for the calendar year 2006 were $1,313,373 compared to $752,322 recorded during calendar year 2005. This increase is driven primarily by the non-cash compensation expense recognized by the Company for various grants of options awarded to employees and contractors under the Company's Equity Incentive Plan and as disclosed in the Notes to the Financial Statements and elsewhere in this Form 10-KSB. Going forward the Company anticipates the need to hire additional key sales and staff resources drive growth and increase capabilities. Other miscellaneous operating expenses include depreciation and amortization expense of $43,181, and a charge for bad debts expense of $182,443.

Other selling, general and administrative expenses for the year ended December 31, 2006, were $1,576,767 compared to $725,085 for the year prior. This increase is driven primarily by the non-cash compensation expense recognized by the Company for various grants of warrants issued to advisors, consultants and Directors as disclosed in the Notes to the Financial Statements and elsewhere in this Form 10-KSB. This increased SG&A expense also reflects the impact of additional transaction-related costs incurred pursuant the Series A financing; scaling of the normal and customary SG&A expense; plus the non-salary component of continued investment in the infrastructure development projects described below.

Build-out of infrastructure and capabilities to facilitate substantial growth and profitability. Beginning in 2005 and continuing throughout 2006, the Company concentrated on building a scalable enterprise to achieve efficiency and profitability as the Company anticipates increased growth made possible by the Series A financing closed during the fourth calendar quarter of 2006. Two major internal infrastructure build-out projects were continued during 2006. As a result of these infrastructure upgrades, the Company is now able to more efficiently service a much larger volume of mortgages than was previously being serviced. These projects include the following:

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

2. The Interlink Loan Servicing System ("ILS"). Beginning in 2005 and continuing throughout 2006, the Company implemented an industry leading enterprise software platform that will substantially improve MACC's administrative efficiency, create automated workflow through to the financial accounting system, provide real-time access to inventory, support management's data requests and internal reporting needs, and enhance the Company's ability to comply with external reporting and regulatory requirements. The Company has adapted the ILS system to support MACC's specific requirements. ILS is considered to be fully scalable to increased numbers of transactions with little additional infrastructure investment required beyond normal and customary maintenance and upgrades.

In spite of demonstrating substantial growth and diversification in the Company's lines of revenue, the Company recorded an operating loss for the calendar year ended December 31, 2006, of ($1,833,505) compared to an operating loss of ($662,011) for the calendar year ended December 31, 2005.

Other Income and Expense

The Company reports $131,739 in interest and other income and a total of ($398,642) in interest expense for a net total other income and expense of ($266,903) for the year ended December 31, 2006.

Net Loss

The Company records a loss before minority interests of ($2,100,408) and netted against losses of the minority interests in subsidiaries net earnings of $90,233 the Company realized a net loss of ($2,010,175) during 2006. This compares to a net loss of ($1,508,073) during the year ended December 31, 2005. On a weighted-average basis of the number of shares of common stock outstanding for the year, this equals a net loss per share of ($0.16) during 2006, compared to a net loss per share of ($0.12) during 2005.

Cash Flows:

During the twelve months ended December 31, 2006, the Company lists net cash used by operating activities of ($6,260,343). This includes the net loss for the year of ($2,010,175) plus total adjustments of ($4,250,168) to reconcile net loss to net cash provided by or (used by) operating activities. This includes the following uses of cash from operating activities: increase in portfolio assets, ($5,090,456), losses in minority interests in subsidiaries' net earnings of ($90,233); increase in prepaid expenses and other assets of ($161,310); and an increase in accounts payable to trades and others of ($225,888). This includes the following sources of cash from operating activities: depreciation, $43,181; decrease in accounts receivable from related parties, $58,995; increase in non-cash stock-based compensation, $992,182; increase in accrued fees and wages, $168,857; and an increase in other accrued liabilities of $54,504.

During this period, the company reports net cash used by investing activities of ($57,438) which was the result of various purchases of property and equipment for use in operating the business.

During the twelve months ended December 31, 2006, the Company lists net cash provided by financing activities of $6,923,923. This includes the following sources of cash from financing activities: the net proceeds from the issuance of preferred stock in the amount of $1,413,015; the proceeds from issuance of debt to individuals and others in the amount of $1,793,000; and total capital contributions from minority interests of $5,101,546. This includes the following uses of cash from financing activities: repayments of debt to individuals and others, ($1,075,997); distributions to minority interests, ($236,223); repayments of mortgage loans, ($10,844); and net repayments to a stockholder, ($60,574).

The sources and uses of cash from operating, investing and financing activities result in a net increase in cash of $606,142 for the year ended December 31, 2006, and results in total cash at the end of the year of $1,205,120.

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

Long-Lived and Intangible Assets:

The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company's inventory of notes, real estate, fixed assets, goodwill and other non-current assets. As these assumptions and estimates may change over time, it may or may not be necessary for the Company to record impairment charges. Under Generally Accepted Accounting Principles, the value of portfolio assets on the balance sheet is recorded based on actual acquisition costs, not the face value of the unpaid principle balance of the mortgage notes receivable or value of the underlying real estate. If assets are deemed impaired, those assets will be discounted to the net realizable value. Since the Company's business model consists of buying non-performing assets at a substantial discount to the face value of the existing mortgage note or property, the acquisition cost basis of the Company's portfolio assets has the effect of substantially understating the estimated true market value of the assets when sold at retail or wholesale values.

Insurance:

The Company carries directors' and officers' insurance in addition to standard liability and casualty insurance for the Company and its offices. Property hazard insurance on other real estate is carried on properties that the Company deems significant, but is not carried on certain low value properties where it is uneconomic to do so.

Balance Sheet Arrangements:


Not applicable.

Stock Options:

In October 2006, the stockholders of the Company adopted the Mortgage Assistance Center Corporation 2006 Equity Incentive Plan (the "Plan"), which allows the Company to grant stock options, restricted stock and performance awards to officers, directors, key employees and consultants. The Company's board of directors or committees thereof will administer the Plan. Subject to adjustment as provided in the Plan, the maximum aggregate number of shares that may be issued under the Plan is 4,250,000 shares of common stock, provided, however, that (i) the aggregate number of shares that may be issued as restricted stock may not exceed 1,062,500 and (ii) the aggregate number of shares that may be issued under statutory stock options may not exceed 2,000,000, and (iii) the aggregate number of shares that may be issued under non-statutory stock options may not exceed 1,187,500. Subject to adjustment as provided in the Plan, the aggregate number of shares that may be issued to any individual under the Plan, whether issued under options or restricted stock, shall not exceed 1,000,000. The Plan will continue in effect until terminated; however, no incentive stock options or other awards will be granted under the Plan after 10 years from the date the Company's stockholders approved the Plan.

The per share exercise price for shares to be issued pursuant of the exercise of an option will be determined by the Board; however, each option will be granted at an exercise price equal to no less than the fair market value of a share on the date of grant, except that the case of an incentive stock option granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, each incentive stock option shall be granted at an exercise price equal to no less than 110% of the fair market value of a share on the date of grant.



Employee Benefit Plans:

The Company has no retirement or pension plans at this time. Benefits include health insurance, sick pay, and paid vacation as outlined in the Company Employee's Manual.

Forward Looking Statements:

The Company has included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, and other uncertainties of the Company's future acquisition plans.

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

Item 8A - Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, December 31, 2006, the Company carried out an evaluation, under the supervision of and with the participation of the management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Disclosure Controls and Procedures.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in the Company's disclosure controls and procedures or other factors that could significantly adversely affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)  Limitations.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

8B. Other Information.

Not applicable.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Officers and Directors of MACC during 2006 were as follows:

Name                   Age    Position and Tenure

Dale J. Hensel         37     President, CEO, CFO, Chief Accounting Officer, and
                              Director (Appointed March 19, 2004)

Dan Barnett            48     Vice President, COO (Appointed March 19, 2004)
                              Director (Appointed November 30, 2006)

William G. Payne       41     Director (Appointed November 30, 2006)

Rod Jones              41     Director (Appointed November 30, 2006)


The Officers and Directors of MAC, the Company's wholly owned subsidiary, during 2006 were as follows:

Name                   Age    Position and Tenure

Dale Hensel            37     President, CEO, Director

Dan Barnett            48     V.P., COO, Director

Michelle Taylor        61     Executive V.P. / Corporate Development

Sandra Valiquette      66     CFO

William G. Payne       41     Director

Rod Jones              41     Director



Dale Hensel, President, CEO, Director.

Dale J. Hensel was nominated to serve as sole Director and President by the former board of directors on March 5, 2004. The former directors and officers resigned their director and officer positions March 5, 2004 and Mr. Hensel consented to the nomination on March 19, 2004. In 1999, Mr. Hensel was self-employed as a real estate investor of multi-family residential property. In May of 1999, he became President of Meadow Wind, LLC, the co-owner of a 400 unit apartment complex in Dallas, Texas. In February 2000, he sold his interest in Meadow Wind, LLC and was appointed President and member of the board of directors of Remington-Hall Capital Corporation, a financially troubled publicly traded corporation. His principal role was to implement corporate clean-up and reorganization efforts. In October 2000, he resigned his positions with Remington-Hall. In February 2001, he formed H&L International Investments, Inc. The company's principal business operations involved the acquisition, rehabilitation and sale of distressed single-family properties in the Dallas area. In October 2001, he was asked once again to act as president of Remington-Hall and he consented. In September 2002, he once again resigned and the company subsequently filed for bankruptcy protection. In February of 2002, he and others formed Note, Inc., which conducted business as Banker's Assistance. Its principal corporate business was the purchase of non-performing real estate secured promissory notes. He left the company in April 2003. In April 2003, he formed Mortgage Assistance Corporation, a company devoted to the development of purchase of non-performing real estate secured promissory notes and real property investment. Pursuant to the appointment of Ron Johnson as President and CEO on February 9, 2007, and as described below, and in other previous filings made by the Company, Mr. Hensel will now serve in the capacity of Senior Vice President.

Dan Barnett, Senior Vice President, Secretary, Treasurer, Director.

Mr. Barnett has 22 years experience with Exxon Mobil with responsibilities ranging from engineering to General Manager. Most recently, he served as North American Planning Advisor in 2000. He also was founder and owner of various real estate services and investment companies and holds a Texas Real Estate Brokers license. In 2003, he founded Mortgage Solution Partners, which was acquired by Mortgage Assistance Corporation in 2004.

Michelle Taylor, Executive Vice President and Corporate Development.

Ms. Taylor is one of the three founders of Mortgage Assistance Corporation and has historically played a key role in the development of the business model, corporate structure and ongoing operations of the company. Her prior duties included developing the affiliate program and affiliate educational materials. She previously directed all relationships with key capital investors, investment bankers and joint venture partners. Prior to co-founding MAC in 2003, Michelle was the owner of Taylor Brokerage Co., and also a national marketing and sales development company. In these roles she served as a consultant with diversified industries including medical, foodservice, and manufacturing organizations. She provided market research, managed national sales forces in fifty states, and developed key account sales for companies such as 7-11, Starbucks and Cinemark Theaters. Clients included: Morningstar Industries, makers of International Delight, Farberware, Inc., Grindmaster Corp. and Dean Foods. In addition, she directed global sales for Estill Medical, makers of Thermal Angel. Pursuant to the terms of a consulting contract executed by the Company and Ms. Taylor on January 1, 2007, Ms. Taylor's role was redefined to a part-time consulting arrangement and she is no longer serving as an officer of the company.

Sandra Valiquette, Chief Financial Officer.

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

William G. Payne, Director.

Pursuant to the Series A preferred stock financing transacted as of November 30, 2006, Mr. Payne was appointed the Company's Board of Directors. Mr. Payne is the former managing partner of FAX, LP a private investment firm that led the financing transaction with the Company and that has completed over $60 million in investments. From 2002 - 2005 Mr. Payne served as the co-founding partner of Bluffview Capital, LP, a boutique investment bank focused on capital raising and merger and acquisition advisory services. From 1993 - 2001 Mr. Payne served as Director - Corporate Finance with Credit Suisse First Boston - Donaldson Lufkin & Jenrette, a global investment banking firm. Mr. Payne earned the Masters of Business Administration degree, graduating with distinction, from the J.L. Kellogg Graduate School of Management at Northwestern University in Evanston, IL.

Rod Jones, Director.

Prior to founding Cain Capital in 1997, Mr. Jones was a partner in a Dallas-based family office where he primarily focused on alternative investments and private equity investing. Before joining the family office, Mr. Jones was part of the private client group at the Dallas office of Donaldson Lufkin & Jenrette, a global investment banking and financial management company. He is currently on the Board of Directors at Parkland Hospital and Blue Wing, a freight forwarding company. Mr. Jones earned a Bachelor of Arts degree from Southern Methodist University and earned a Masters in Business Administration degree from the University of Texas.


Executive Officer Additions Subsequent to December 31, 2006

Recognizing the unique market forces currently shaping the mortgage finance industry, the Company determined that it was in all shareholders' best interests to install additional senior level corporate leadership as a means to ensure the growth, profitability and stability of the Company. Two senior level hires have now been added to the Company and are described below.

Ron Johnson, President, CEO, Director.

On February 9, 2007, Ron Johnson was appointed to the roles of President, CEO. Mr. Johnson was also elected to serve as a member and Executive Chairman of the Board of Directors of the Company. Mr. Johnson has extensive management experience. From June 2006 through February 2007, he served as an independent management consultant. From November 2004 until June 2006, Mr. Johnson was President and CEO of Minyard Food Stores, a Texas based grocery chain and from September 2002 until August 2004, Mr. Johnson served as Chief Executive Officer of ICM, LLC, a floor care management company servicing retail stores in over 30 states. From March 2001 until August 2002, Mr. Johnson was an advisor to the Board of Directors of Sutton Place Gourmet.

Richard ("Rick") Coleman, Senior Vice President, Finance.

On March 1, 2007, Richard ("Rick") Coleman was appointed as Senior Vice President, Finance. From June 2005 through February 2007, he was engaged in various financial, accounting and management consulting projects. From August


2002  through  May  2005,  he was  President  and  Chief  Financial  Officer  of
Industrial Cleaning Management, LLC, following fifteen years serving in various management financial and accounting positions in the retail industry.

Compliance With Section 16(a) of The Exchange Act

Compliance  with Section  16(a) of the  Securities  Exchange Act of 1934 Section
16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's
Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The Company only has notice of one Form 3 filing by Mr. Johnson and has not been provided with copies of any forms by any other officers, directors or 10% shareholders and assumes that the forms were not filed.

CODE OF ETHICAL CONDUCT.

On May 13, 2004, the Board of Directors adopted a policy of ethical conduct that applies to all employees and directors, including the chief executive officer, chief financial officer, chief accounting officer or controller, and persons performing similar functions.

The Company believes the adoption of this Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

The Code of Ethical Conduct is designed to deter wrongdoing and to promote:

|X|  Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

|X| Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange omission and in other public communications made by us;

|X|  Compliance with applicable governmental laws, rules and regulations,

|X|  The  prompt  internal   reporting  to  an  appropriate  person  or  persons
     identified in the code of violations of our Code of Ethical Conduct; and

|X|  Accountability for adherence to the Code.

Item 10 - Executive Compensation

The following table discloses the total compensation for each of the MAC officers and directors during 2005 and 2006. Additional narrative disclosures follow, along with a summary of each individual's professional background.




Summary of Executive Compensation For The Last Two Fiscal Years


Qualified Deterred

------------------------------------------------------------------------------------------------------------------------------------
Name & Principal     Year             Total        Bonus   Stock     Option   Non-Equity  Change in Pension  All Other       Total
 Position                              Base         ($)    Awards   Awards  Incentive       Value and Non-   Compensation
                                     Salary                 ($)       ($)      Plan       Qualified Deterred
                                       ($)                                   Compensation     Compensation
                                                                                               Earnings

------------------------------------------------------------------------------------------------------------------------------------



Dale Hensel           2005           56,000         -         -       --           -             -          -              $ 56,000
                                                                                                                           --------

Dan Barnett           2005           53,466         -         -       --           -             -          -              $ 53,466
                                                                                                                           --------

Michelle Taylor (i)   2005           58,121         -         -       --           -             -          -              $ 58,121
                                                                                                                           --------

Sandra Valiquette     2005           57,940         -         -       --           -             -          -              $ 57,940
                                                                                                                           --------

                                                                                                                           --------

Dale Hensel           2006           88,250         -         -    300,0      00   -             -          -              $388,250
                                                                                                                           --------

Dan Barnett           2006           88,250         -         -    300,0      00   -             -          -              $388,250
                                                                                                                           --------

Michelle Taylor       2006           87,284         -         -    750,0      00   -             -          -               $837,28
                                                                                                                            -------

Sandra Valiquette     2006           60,053         -         -    140,0      00   -             -          -               $200,05




 Note:

(i) In addition to the employee compensation listed for Michelle Taylor during 2005, Taylor also received $22,220 in consulting fees in 2005 prior to her full-time employment with the Company.


Executive Compensation - Narrative Disclosures


(1) On November 30, 2006, the Company executed employment agreements with principal officers Dale Hensel and Dan Barnett. The terms and conditions of the agreements are identical in all material respects. The agreements are effective beginning at the date of execution, through the remainder of 2006 and then for a period of three years commencing on January 1, 2007.
     Compensation for each officer includes: total gross base salary for each officer of $135,000 annually; a cash incentive bonus program worth up to 50% of the annual base pay amount and which is entirely dependent on meeting the established performance targets of the Company and which must be approved by the Board of Directors; and a grant to each officer of statutory options for 300,000 common shares under the Company's Equity
     Incentive Plan.


Executive Compensation: Outstanding Equity Awards at Fiscal Year-End


                   -------------------------------------------------------------
                          Option Awards
                   -------------------------------------------------------------

                   Number of Securities
                  Underlying Unexercised                    Equity Incentive
                        Options                                Plan Awards
--------------------------------------------------------------------------------

       Name         Number (#)       Numberb(#)    Number of     Number of
                    Exercisable    Unexercisable   Securities    Securities
                                                   Underlying    Underlying
                                                   Earned, but   Unexercised
                                                   Unexercised   Unearned
                                                   Options (#)   Options(#)
--------------------------------------------------------------------------------



Dale Hensel                   -               -              -        300,000
Dan Barnett                   -               -              -        300,000
Michelle Taylor               -               -        750,000              -
Sandra Valiquette             -               -        140,000              -





 -------------------------------------------------------------------------------
                                Stock Awards
 -------------------------------------------------------------------------------


                                                                                   Equity Incentive Plan Awards:

---------------------------------------------------------------------------------------------------------------------
                                               Number of        Market Value of   Number of          Market or Payout
       Name                                    Shares or        Shares or Units   Unearned Shares    Value of
                      Option      Option       Units of Stock   of Stock That     or Units or Other  Unearned Shares,
                      Exercise   Expiration    That Have Not    Have Not Vested   Rights That Have   Units or Other
                      Price ($)    Date        Vested (#)            ($)          Not Vested (#)     Rights That Have
                                                                                                     Not Vested ($)

---------------------------------------------------------------------------------------------------------------------


Dale Hensel          $ 1.11   11/30/2011              -              -                 -                  -
Dan Barnett          $ 1.11   11/30/2011              -              -                 -                  -
Michelle Taylor      $ 0.85   11/28/2011              -              -                 -                  -
Sandra Valiquette    $ 0.85   11/28/2011              -              -                 -                  -


Outstanding Equity Awards - Narrative Disclosures

(1) Incentive stock options issued to principal officers Hensel and Barnet were issued at 110% of fair market value on the date of the grant pursuant to the terms of the Company's Equity Incentive Plan for holders of more that 10% of the voting stock of the company. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the Company employs the officers on each such anniversary date. A commercially available software product utilizing a proven trinomial lattice valuation methodology determined the fair value of these options. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. All non-cash compensation expense for this issuance will occur in future years pursuant to vesting.

(2) Non-qualified stock options were issued on November 28, 2006, to Michelle Taylor for 750,000 shares of common stock. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. A commercially available software product utilizing a proven trinomial lattice valuation methodology determined the fair value of these options. Based on this analysis, the value of the options at grant was determined to be approximately $0.38. Allowing for potential future forfeitures, a non-cash compensation expense was recorded for 2006.

(3) Statutory stock options were issued on November 28, 2006, to Sandra Valliquette for 140,000 shares of common stock. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. A commercially available software product utilizing a proven trinomial lattice valuation methodology determined the fair value of these options. Based on this analysis, the value of the options at grant was determined to be approximately $0.37. Allowing for potential future forfeitures, a non-cash compensation expense was recorded for 2006.

Total ($)




Summary of Director Compensation For The Last Fiscal Year

------------------------------------------------------------------------------------------------------------------------------------
   Name                          Fees Earned  Stock    Option   Non-Equity       Change in Pension   All Other       Total ($)
                                 Or Paid in   Awards   Awards  Incentive Plan    Value and Non-      Compensation
                                 Cash ($)      ($)      ($)    Compensation ($)  Qualified Deterred
                                                                                 Compensation
                                                                                 Earnings ($)
------------------------------------------------------------------------------------------------------------------------------------

Dale Hensel                           -        -           -           -               -                  -              $ -
Dan Barnett                           -        -           -           -               -                  -              $ -
William G. Payne                      -        -      46,506           -               -                  -         $ 46,506
Rod Jones                             -        -      46,506           -               -                  -         $ 46,506




Director Compensation - Narrative Disclosures

(1) On November 30, 2006, the Company issued 150,000 warrants (75,000 each) to William G. Payne and Rod Cain Jones in conjunction with their appointment to the Company's Board of Directors. These warrants have an exercise price of $.39 per share, which price may be adjusted with the terms of the warrants. The Company ascribed a value of $0.62 per warrant share to these warrants using previously noted trinomial lattice valuation model. These warrants expire November 30, 2016. No other Directors received equity compensation.


Employment Agreements

During 2006 the Company executed employment agreements with principal officers Dale Hensel and Dan Barnett. Terms and conditions of these agreements have been disclosed in this Form 10-KSB, in the Notes to the Financial Statements and in the Company's Form 8-K filed on December 6, 2006. The Company executed an employment agreement with Ron Johnson on February 9, 2007, and note the agreement here as a subsequent event. Terms and conditions of these agreements have been disclosed in the Company's Form 8-K filed on February 15, 2007.

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

Section 607.0850 of the Florida Business Corporation Act empowers a Florida corporation to indemnify any person who is a party to any proceeding (other than an action by or in the right of such corporation) by reason of the fact that such person is or was a director, Officer, employee or agent of such corporation, or is or was serving at the request of such corporation as a director, officer, employee or agent of another corporation or enterprise, provided that he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A Florida corporation may indemnify any person who is a party to any proceeding by or in the right of the corporation under the same conditions, except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable in the proceeding. Where an officer, director, employee or agent of a corporation is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him against the expenses that are actually and reasonably incurred in connection therewith.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table shows as of December 31, 2006, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2006 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group.

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

The Company's ownership includes 12,725,124 shares issued and outstanding as of December 31, 2006. Collectively, the Directors and Officers with a beneficial ownership greater than 5%, control 86.7% of the Company. The share ownership in the table and footnotes below has been reclassified after giving effect to the reverse split.

         Table 1: Beneficial Ownership Greater Than 5%

                                                             Percent of Class
    Name and Address (1)          Number of Shares          Beneficially Owned
    ----------------             ----------------          ------------------

    Dale J. Hensel(2)               5,031,058                     45.59%

    Dan Barnett                     4,967,058                     45.01%

    Michelle Taylor                 1,036,375                      9.39%

    All Directors and
    Officers as a Group            11,034,491                    100.00%


          (1) Unless otherwise indicated, the business address for each person listed is: 2614 Main Street, Dallas, Texas 75226.

          (2) Dale Hensel's stock holdings include shares beneficially owned by Hensel under a family limited partnership entity, Leberknight, FLP which holds 3,840,000 common shares (34.79%).

Changes In Control.

None

Item 12 - Certain Relationships and Related Transactions

During the years ended December 31, 2006 and 2005, MAC engaged in certain transactions with one of its principal officers and with two affiliated entities,  Abovo  Corporation  and  Vision  Ads,  Inc.  ("VA"),  (dba "Red Horse
Realty"), owned by a MAC vice president. MAC had charged VA, a real estate management firm, for usage of office space, personnel and other administrative costs through 2005, and had recorded an account receivable of $50,945 from VA at December 31, 2005. At December 31, 2006, management determined that the amount owed by VA, amounting to $58,481, would be forgiven in lieu of the officer's uncompensated service to the Company prior to 2005 and certain other considerations. Abovo Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing Abovo Corporation's real estate loans. MAC recognized $8,406 and $9,148 of servicing fees from Abovo Corporation for the years ended December 31, 2006 and 2005, respectively.

One of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans, bearing interest at 18%, during 2005, and additional loans of $15,512 in 2006 at an interest rate of 12%. All outstanding advances were repaid on November 30, 2006. Interest expense on these loans amounted to $18,021 and $2,675 for the years ended December 31, 2006 and 2005, respectively.

The Company's two newly appointed directors have indirect ownership interests in 50% of Dutch Fork Capital, L.L.C., a 50%-owned subsidiary of the Company. The Company is the manager of Dutch Fork, and as such is deemed to control the entity

Item 13 - Exhibits

         Exhibits


         3(i)*      Certificate of Incorporation of the Company

         3(i).1+    Articles of Amendment filed November 16, 2004

         3(i).2** Amendment to Articles of Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value.

         3(i).3***  Amendment  to  Articles  of  Incorporation  authorizing  the issuance of up to three million (3,000,000) preferred shares at a $1.00 par value; and authorizing the creation of the Company's Equity Incentive Plan

         3(i).4++  Articles of Amendment filed January 17, 2005

         3(ii)*    By-Laws of the Company

         4* Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company

         10.1 Canyon Ferry Capital, LLC - Company Agreement and Servicing Agreement


         10.2       Dutch Fork  Capital,  LLC - Company  Agreement and Servicing
                    Agreement

         10.3****   Ron Johnson - Employment Contract

         20.1       Code of Ethical Conduct


         31.1 Chief Executive Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002

         31.2 Chief Financial Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002

         32.1 Chief Executive Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

         32.1 Chief Financial Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

         Key to Referenced Exhibits:

         +          Incorporated  by reference from report filed on November 23,
                    2004

         ++         Incorporated by reference from report on January 17, 2005

         * Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996

         ** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001

         *** Incorporated by reference to the Company's Form 8-K filed December 6, 2006

         **** Incorporated by reference to the Company's Form 8-K filed February 15, 2007


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Sutton, Robinson Freeman & Co., of Tulsa, Oklahoma.

                                                  Year End           Year End
                                                  12-31-05           12-31-06
                                                  --------           --------

             (1)  Audit Fees                      $ 67,056           $  58,831
             (2)  Audit-related Fees                                      -0-
             (3)  Tax Fees                        $  3,808           $   5,070
             (4)  All other fees                  $  1,440                -0-

                  Total Fees                      $ 72,304           $  63,901


The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's de facto audit committee.

Sutton, Robinson Freeman & Co. was engaged for the full year 2006. The Company's principal accountant, Sutton, Freeman & Robinson & Co. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MORTGAGE ASSISTANCE CENTER CORPORATION




Date: April 17, 2007               By:      /s/ Ron Johnson
                                      ------------------------------------------
                                        Ron Johnson,
                                        President and Chief Executive Officer



Date: April 17, 2007               By:      /s/ Dale Hensel
                                      ------------------------------------------
                                        Dale Hensel,
                                        Chief Financial Officer
                                        (principal accounting officer)


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature:                   Title:                                Date:
----------                   ------                                -----


/s/ Ron Johnson              President, Chief Executive           April 17, 2007
-------------------------    Officer and Director
Ron Johnson                  Director


/s/ Dale Hensel              Chief Financial Officer and          April 17, 2007
-------------------------    Director
Dale Hensel


/s/ Dan Barnett              Senior Vice President, Secretary,    April 17, 2007
-------------------------    Secretary, Treasurer and Director
Dan Barnett


/s/ William G. Payne         Director                             April 17, 2007
-------------------------
William G. Payne


/s/ Rod Cain Jones           Director                             April 17, 2007
-------------------------
Rod Cain Jones

                     MORTGAGE ASSISTANCE CENTER CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS



                                       AND



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



                           DECEMBER 31, 2006 AND 2005











                                             SUTTON ROBINSON FREEMAN & CO., P.C.

                     Mortgage Assistance Center Corporation






                                Table of Contents




                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of  December 31, 2006 and 2005..................................F-4

     Consolidated Statements of Operations and Comprehensive Loss
          for the years ended December 31, 2006 and 2005.....................F-6

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended December 31, 2006 and 2005......................F-8
     Consolidated Statements of Cash Flows
         for the years  ended December 31, 2006 and 2005.....................F-9

     Notes to Consolidated Financial Statements.............................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Mortgage Assistance Center Corporation (a Florida corporation) as of December 31, 2006 and 2005, and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mortgage Assistance Center Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations, changes in stockholders' deficit and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit at December 31, 2006. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 4. Management's plans in regard to these matters are also described in Note 4. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


/s/Sutton Tobinson Freeman & Co., P.C.
Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 30, 2007

                     Mortgage Assistance Center Corporation

                           Consolidated Balance Sheets
                           December 31, 2006 and 2005


                                 ASSETS                    2006       2005
                                                                    Restated)
                                                  --------------  --------------


     Current Assets:
Cash and cash equivalents                              $1,205,120   $  598,978
Portfolio assets, at cost (net of impairment reserve
   of $253,508 and $202,690 at December 31, 2006 and
   2005, respectively)                                  6,798,509    1,708,053
Accounts receivable-related parties                          --         58,995
Prepaid expenses                                          194,405       33,544
                                                       ----------   ----------

Total Current Assets                                    8,198,034    2,399,570

                                                       ----------   ----------
Property and Equipment, at cost:
Land                                                      699,600      699,600
Building and improvements                                 606,799      564,452
Office furniture and equipment                            118,670      103,579
                                                       ----------   ----------
                                                        1,425,069    1,367,631

Less accumulated depreciation                              73,468       30,286
                                                       ----------   ----------

Net Property and Equipment                              1,351,601    1,337,345

                                                       ----------   ----------
Investments and Other Assets:
Deposits                                                    3,450        3,000
                                                       ----------   ----------


Total Assets                                           $9,553,085   $3,739,915
                                                       ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
                     Years Ended December 31, 2006 and 2005


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2006           2005
                                                                      (Restated)
                                                       ------------   ----------
        Current Liabilities:
Notes payable-individuals and others                   $ 1,522,315   $ 1,794,288
Current portion of mortgages payable                        24,400        10,100
Accounts payable-trade                                      58,794       183,405
Accounts payable-other                                     182,507       289,784
Accrued fees and wages                                     182,532        13,675
Accrued stock-based  compensation                           95,947          --
Other accrued liabilities                                  169,068       215,551
                                                       -----------   -----------

Total Current Liabilities                                2,235,563     2,506,803

                                                       -----------   -----------
Long-term Debt:
Notes payable-individuals and others                     1,492,768       639,105
Note payable-stockholder                                      --          60,574
Mortgages payable, less current portion                  1,036,360     1,061,504

                                                       -----------   -----------

Total Long-Term Debt                                     2,529,128     1,761,183
                                                       -----------   -----------

Minority Interests                                       5,466,543       691,453
                                                       -----------   -----------

Total Liabilities                                       10,231,234     4,959,439
                                                       -----------   -----------


Stockholders' Equity  (Deficit):
Series A convertible preferred stock ($0.001 par
 value, 3,000,000 shares authorized, 1,500,000
 shares issued and outstanding, aggregate
 liquidation preference of $1,500,000)                      1,500           --
Common stock ($0.001 par value, 50,000,000
 shares authorized, 12,725,124 shares issued
 and outstanding)                                          12,726         12,726
Additional paid-in capital                              2,481,413        173,663
Retained earnings (deficit) after December 31, 2004    (3,518,248)   (1,508,073)
                                                      -----------    -----------
                                                       (1,022,609)   (1,321,684)
Subscriptions issuable                                    344,460        102,160
                                                      -----------    -----------
Total Stockholders' Equity (deficit)                     (678,149)   (1,219,524)
                                                      -----------    -----------

Total Liabilities and Stockholders' Equity            $ 9,553,085    $ 3,739,915
                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2006 and 2005


                                                         2006           2005
                                                                   (Restated)
                                                  -----------    -----------
    Operating Revenues:
  Sales of portfolio assets                      $ 2,054,114    $ 2,498,494
  Servicing fees and comissions from
      affiliates and others                          210,635         12,868
  Rental Income                                      134,550           --
  Other                                              384,805         15,601
                                                 -----------    -----------

      Gross operating revenues                     2,784,104      2,526,963
  Cost of portfolio assets sold                    1,501,845      1,486,169
                                                 -----------    -----------

      Net operating revenues                       1,282,259      1,040,794
                                                 -----------    -----------


Operating Expenses:
  Salaries, wages and contract labor               1,313,373        752,322
  Selling, general and administrative expenses     1,576,767        725,085
  Depreciation and amortization                       43,181         19,153
  Bad debts                                          182,443        206,245
                                                 -----------    -----------

      Total operating expenses                     3,115,764      1,702,805
                                                 -----------    -----------


Operating loss                                    (1,833,505)      (662,011)
                                                 -----------    -----------


Other income (expense):
  Interest and other income                          131,739          1,497
  Interest expense                                  (398,642)      (192,144)
  Merger expense                                        --         (303,058)
  Other nonrecurring expenses                           --          (30,701)
                                                 -----------    -----------


      Total other income (expense)                  (266,903)      (524,406)
                                                 -----------    -----------


Loss before minority interests and
      income taxes                                (2,100,408)    (1,186,417)





The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2006 and 2005

                                             2006           2005
                                                         (Restated)
                                       ------------    ------------

Loss before minority interests and
      and income taxes                 $ (2,100,408)   $ (1,186,417)

Minority interests                           90,233        (321,656)
                                       ------------    ------------
Loss before income taxes                 (2,010,175)     (1,508,073)

Income tax benefit (expense)                   --              --
                                       ------------    ------------
Net Loss                                 (2,010,175)     (1,508,073)

Other comprehensive income                     --              --
                                       ------------    ------------
Comprehensive Loss                     $ (2,010,175)   $ (1,508,073)
                                       ============    ============


Net loss per weighted-average
share of common stock outstanding,
calculated on Net Loss:
                       Basic           $      (0.16)   $      (0.12)
                                       ============    ============
                       Fully diluted                   $      (0.12)
                                                       ============
Weighted-average number of shares
of common stock outstanding:

                       Basic             12,725,124      12,678,323
                                       ============    ============
                       Fully diluted                     12,678,323
                                                       ============




The accompanying notes are an integral part of these consolidated financial statements.


                     Mortgage Assistance Center Corporation
             Statement of Changes in Stockholders' Equity (Deficit)
                     Years Ended December 31, 2006 and 2005

                                                         Series A                                  Additional
                                                        Preferred          Common Stock             paid-in       Accumulated
                                                                           ------------
                                                          Stock        Shares        Par Value      capital         deficit
                                                     ------------   ------------   ------------   ------------    ------------

Balances at
     December 31, 2004                              $       --       12,625,124   $     12,626   $ 23,971,949    $(23,798,786)

Issuance of common stock
     for legal services                                     --          100,000            100            500            --

Stock issuable to fund partnership investment               --             --             --             --              --

Quasi-reorganization, effective December 31, 2004           --             --             --      (23,798,786)     23,798,786

Net loss for the year                                       --             --             --             --        (1,508,073)
                                                    ------------   ------------   ------------   ------------    ------------


Balances at
     December 31, 2005                                      --       12,725,124         12,726        173,663      (1,508,073)

Stock issuable to fund retirements of
     of notes payable                                       --             --             --             --              --

Issuance of preferred stock, net of related
     issuance costs of $86,985                             1,500           --             --        1,411,515            --

Stock-based compensation expense                            --             --             --          896,235            --

Net loss for the year                                       --             --             --             --        (2,010,175)
                                                    ------------   ------------   ------------   ------------    ------------


Balances at
     December 31, 2006                              $      1,500     12,725,124   $     12,726   $  2,481,413    $ (3,518,248)
                                                    ============   ============   ============   ============    ============


                                                     Subscriptions

                                                       issuable         Total
                                                     ------------   ------------


Balances at
     December 31, 2004                              $      2,160   $    187,949

Issuance of common stock
     for legal services                                     --              600

Stock issuable to fund partnership investment            100,000        100,000

Quasi-reorganization, effective December 31, 2004           --             --

Net loss for the year                                       --       (1,508,073)
                                                    ------------   -------------


Balances at
     December 31, 2005                                   102,160     (1,219,524)

Stock issuable to fund retirements of
     of notes payable                                    242,300        242,300

Issuance of preferred stock, net of related
     issuance costs of $86,985                              --        1,413,015

Stock-based compensation expense                            --          896,235

Net loss for the year                                       --       (2,010,175)
                                                    ------------   -------------


Balances at
     December 31, 2006                              $    344,460   $   (678,149)
                                                    ============   =============

The accompanying notes are an integral part of these consolidated financial statements




                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flow
                           December 31, 2006 and 2005


                                                                                2006           2005
                                                                                              (Restated
                                                                             -----------    -----------

  Cash Flows From Operating Activities
Net loss                                                                     $(2,010,175)   $(1,508,073)
                                                                             -----------    -----------

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation                                                                      43,181         19,153
Non-cash stock-based compensation                                                992,182           --
Professional fees paid with common stock                                            --              600
Merger expense                                                                      --          295,000
Minority interests in subsidiaries' net earnings (losses)                        (90,233)       321,656
Change in assets and liabilities:
(Increase) decrease in portfolio assets                                       (5,090,456)      (569,377)
(Increase) decrease in accounts receivable from related parties                   58,995        (55,010)
(Increase) decrease in prepaid expenses and other assets                        (161,310)         2,572
Increase (decrease) in accounts payable-trade                                   (118,611)      (194,217)
Increase (decrease) in accounts payable-other                                   (107,277)       200,000
Increase (decrease) in accrued fees and wages                                    168,857         13,675
Increase (decrease) in other accrued liabilities                                  54,504        203,726
                                                                             -----------    -----------


Total adjustments                                                             (4,250,168)       237,778
                                                                             -----------    -----------


               Net Cash Used by Operating Activities                          (6,260,343)    (1,270,295)
                                                                             -----------    -----------


Cash Flows From Investing Activities

Purchase of property and equipment                                               (57,438)      (309,279)
                                                                             -----------    -----------


                  Net Cash Used by Investing Activities                          (57,438)      (309,279)
                                                                             -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flow
                           December 31, 2006 and 2005


                                                                    2006          2005
                                                                               (Restated)
                                                               -----------    -----------

   Cash Flows From Financing Activities
Net proceeds from issuance of preferred stock                  $ 1,413,015    $      --
Proceeds from issuance of common stock subscriptions                  --          100,000
Proceeds from issuance of debt to individuals and others         1,793,000      1,460,019
Repayments of debt to individuals and others                    (1,075,997)      (363,096)
Capital contributions from minority interests                    5,101,546        400,000
Distributions to minority interests                               (236,223)       (70,000)
Proceeds from mortgage loans                                          --             --
Repayments of mortgage loans                                       (10,844)          --
Net advances from (repayments to) stockholder                      (60,574)        60,574
                                                               -----------    -----------

Net Cash Provided by Financing Activities                        6,923,923      1,587,497
                                                               -----------    -----------

Net Increase (Decrease) in Cash                                    606,142          7,923

Cash at Beginning of Year                                          598,978        591,055
                                                               -----------    -----------

Cash at End of Year                                            $ 1,205,120    $   598,978
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year for:
Interest                                                       $   334,038    $   127,435
Income taxes                                                   $      --      $      --

Noncash investing and financing activities:
Real estate acquired via issuance of long-term mortgage debt   $      --      $ 1,000,000




The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005




Note 1 - Organization

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 2- Summary of Significant Accounting Policies

         Description of Business:

     Through MAC, the Company operates as a financial services company, acquiring and managing pools of distressed real estate-based mortgages. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between ninety days and two years past due and secured by residential real estate. The Company acquires both priority ("first") and subordinate ("second") mortgage loans or "liens". Approximately 1% of the loans acquired are subordinate liens, which bear the risk of being reclassified as an unsecured loan should the first lien holder foreclose on the property. The Company primarily acquires non-performing first lien loan pools of varying amounts from banks and other lenders at a significant discount from the loans' outstanding legal principal amount, the total of the aggregate of expected future sales price and the total payments to be received from obligors.

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

     Principles of Consolidation and Basis of Presentation:

     The accompanying financial statements are consolidated and include the financial statements of MACC, MAC, and M.A. Protect, Inc., its wholly owned subsidiaries, and six unincorporated entities, MAP/MAC, L.L.C., Apple Canyon Capital, L.L.C., Bluestone Capital, L.L.C., Canyon Ferry Capital, L.L.C., Dutch Fork Capital, L.L.C. and 999 Metromedia Venture. All significant intercompany accounts and transactions are eliminated in consolidation.

     The Company, through its subsidiary, MAC, has a 50% ownership interest in each of the six unincorporated joint ventures and acts as the general partner of each venture and exercises control over each venture. The limited partners in each of the ventures do not have either (a) the substantive ability to dissolve the venture or otherwise remove the general partner without cause, or (b) substantive participating rights. Based on these factors, MAC's general partner's interest in each of the joint ventures meets the criteria for consolidation under the provisions

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 2- Summary of Significant Accounting Policies (continued)

         Principles of Consolidation and Basis of Presentation: (continued)

     of Emerging Issues Task Force Issue No. 04-5, Determining Whether A General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF Issue No. 04-5") and AICPA Statement of Position 78-9, Accounting for Investments in Real Estate ("SOP 78-9").

     The consolidated financial statements include 100% of the assets and liabilities of the six unincorporated entities, with the ownership interests of minority investors recorded as a noncurrent liability, "minority interests."

     Accounting Change:

     Effective January 1, 2006, the Company adopted the provisions of EITF Issue No. 04-5 and SOP 78-9 and began consolidating the accounts MAP/MAC, L.L.C. and its other 50%-owned joint ventures. Historically the Company had accounted for its investments in such ventures under the equity method. The change was made to more clearly reflect the Company's operations as a financial services company, utilizing funding from third party investors to finance the purchase of mortgage note receivable pools and real estate portfolios, either directly or through unincorporated ventures. As a result of the accounting change, all prior periods presented have been restated to reflect the consolidation of the Company's 50%-owned joint ventures. The accounting change did not have a material impact on the results of operations of the Company.

     Portfolio Assets:

     Portfolio assets are held for sale and reflected in the accompanying financial statements as mortgage note receivable pools or real estate portfolios. The following is a description of each classification and the related accounting policy accorded to each portfolio type:

     Mortgage Note Receivable Pools:

     Mortgage note receivable pools consist primarily of first lien distressed real estate based mortgages. The cost basis of loan pools acquired consists of their purchase price from banks or other sellers plus purchase commissions, if any. Loan pool costs are allocated to individual loans based on the face value of the unpaid principal of the loans and their performance status based on the note's expected

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 2- Summary of Significant Accounting Policies (continued)

     Mortgage Note Receivable Pools: (continued)

     cash flow. Any payments of due diligence costs, property taxes, or insurance required are capitalized and included in the cost basis of the individual loans involved.

     Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that an impairment allowance of $253,508 and $202,690 was required at December 31, 2006 and December 31, 2005, respectively.

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

     Real Estate Portfolios:

     Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes receivable. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 2- Summary of Significant Accounting Policies (continued)


     Real Estate Portfolios: (continued)

     capitalized. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

     Subsequent to acquisition, the cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at December 31, 2006 and December 31, 2005.

     Cash and Cash Equivalents:

     The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

     Property and Equipment:

     Property and equipment acquired are recorded at cost. Depreciation of property and equipment is determined by the straight line and double-declining balance methods over estimated useful lives of thirty years for buildings and improvements, and ranging from two to seven years for office furniture and equipment.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 2- Summary of Significant Accounting Policies (continued)

     Share-Based Compensation:

     The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted in accordance with Statement of Financial Accounting Standards No. 123r, Share-Based Payments. The fair value of common stock options or warrants is estimated at the date of grant by a third party consultant using a commercially available software product that employs a proven trinomial lattice valuation methodology. This product was developed for use in estimating the fair value of common stock options and warrants that are fully transferable, and takes into consideration several criteria, including volatility, expected term, dividend yield, and risk-free rate of return. It was the Company's determination that the trinomial lattice valuation methodology is the preferred and most accurate options valuation methodology available. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

     Income Taxes:

     The Company accounts for income taxes based on Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions on enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

     Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that all or a portion of the deferred tax asset will not be realized.

     Net Loss Per Common Share:

     The Company computes net income (loss) per share in accordance with SFAS No 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income
     (loss) per common shares is based on the weighted-average outstanding common shares.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 2- Summary of Significant Accounting Policies (continued)

     Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti dilutive for the year ended December 31, 2006. The weighted average number of potentially fully dilutive shares was 19,333,934 for the year ended December 31, 2006.

Note 3 - Business Combination

     On May 14, 2004, the Company's President, at that time, Dale Hensel, executed a Letter of Intent with Mortgage Assistance Corporation ("MAC"), a Texas corporation controlled by Mr. Hensel, whereby MAC offered to be acquired by the Company. Under the terms and conditions of the letter of intent the MACC board obtained a majority shareholder consent in lieu of a special meeting according to the Florida Business Corporation Statutes and approved the following actions:

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

     On May 10, 2005, the Company entered into a Business Combination Agreement to acquire all of the issued and outstanding capital stock of Mortgage Assistance Corporation, a Texas corporation, consisting of 7,500,000 shares, in exchange for twelve million (12,000,000) shares of MACC stock.
     The Company issued 1.6 MACC shares for each MAC share held by the 34 shareholders of MAC in an exempt transaction under Section 4(2) and Regulation D Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). These shares are restricted securities and may not be publicly resold absent registration with the Securities and Exchange Commission (SEC) or exemption from the registration

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

     Note 3 - Business Combination (continued)

     requirements of the Securities Act. MAC became a wholly owned subsidiary of MACC upon MACC's complete acquisition of all the MAC shares.

     As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and caused 11,034,491 of the Company shares to be issued to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they control 86.7% of the voting common stock of the Company. Dale Hensel was the sole officer and director of the Company. Mr. Hensel was also the President and director of MAC. Mr. Barnett was the Vice President and director of MAC. As of the date of the transaction, Ms. Taylor was a contract consultant of MAC. Subsequently, the remainders of the MAC shares were surrendered and 12,000,000 shares were issued for 100% of MAC.

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 3 - Business Combination (continued)

     This type of transaction is not a business combination under Statement of Financial Accounting Standards Number 141 and, consequently, has been accounted for in a manner similar to a pooling of interests rather than as a purchase. Accordingly, the equity interests that were issued to MAC shareholders in May 2005 in exchange for the net assets of MAC were given effect as of January 1, 2005, based on the net book value of MAC on a historical cost basis. The results of operations for the year ended December 31, 2005 presents the combined results of MACC and MAC for that year.

Note 4 - Going Concern Uncertainty

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2006 and prior years, resulting in an accumulated stockholders' deficit as of December 31, 2006. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

     The Company completed a $1,500,000 preferred stock financing transaction on November 30, 2006, which required the Company to restructure the majority on its existing short-term debt. The financing agreement contains provisions which could provide additional preferred stock financing up to $1,500,000 (See Note 13).

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 4 - Going Concern Uncertainty (continued)

     While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note 5 - Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward, without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 is beginning January 1, 2006. It had no effect on the accompanying financial statements
     .

     In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its financial statements and related disclosures.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 5 - Recent Accounting Pronouncements  (continued)

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company's fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

Note 6 - Portfolio Assets

     Portfolio assets were comprised of the following at December 31, 2006 and 2005:


                                              2006         2005
                                              ----         ----


Mortgage note receivable pools            $2,125,852   $1,285,036
Real Estate portfolios                     4,729,647      314,192
Tax liens and other                          196,518      311,515
                                          ----------   ----------

     Total portfolio assets                7,052,017    1,910,743

Less valuation allowance for impairment      253,508      202,690
                                          ----------   ----------

     Net portfolio assets                 $6,798,509   $1,708,053
                                          ==========   ==========

     Certain portfolio assets are pledged to secure non-recourse notes payable to individuals and others (See Note 8).

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 7 - Notes Payable

     At December 31, 2006 and 2005, notes payable to individuals and others were comprised of the following:


                                                             2006         2005
                                                            -------     -------
     Non-interest bearing loan payable to minority interest
partner in MAP/MAC, L.L.C., due upon demand              $1,480,136   $  514,136

Loans payable to One Source Mortgage Investments,
Inc., due interest only monthly or semiannually
 at 12%, maturing September-November 2008                   626,500         --

Loans payble to various individuals, due principal and
accrued interest at 12% at maturity in October-
November 2008                                               543,068      637,988

Loan payable to Kirtland Realty Group, L.P., due
interest only monthly at 14%, maturing November 2008        223,200      223,200

Loan payble to individual, due interest only
quarterly at 12%, maturing November 2008                    100,000       50,000

Loan payable to individual, due principal and
accrued interest at 3%, maturing January 2007                  --        200,000

Non-interest bearing loans payable to joint venture
partners, payable out of joint venture distributions         42,179      297,069

Loan payable to individual, due interest only
monthly, maturing March 2006                                   --        150,000

Loans payable to individuals, due interest only
quarterly at 10%, maturing January-August 2006                 --        136,000

Other                                                          --        225,000
                                                         ----------   ----------

   Total                                                  3,015,083    2,433,393

   Less portion due within one year                       1,522,315    1,794,288
                                                         ----------   ----------

                                                         $1,492,768   $  639,105
                                                         ==========   ==========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 7 - Notes Payable (continued)

     Certain real estate mortgage note receivable pools secure the loans from individuals and others.

     In connection with the issuance of 1,500,000 shares of the Company's Series A Preferred Stock (See Note 13), the Company restructured certain of its loans payable to individuals and others to long-term obligations maturing October-November 2008, while retiring other loans with a portion of the proceeds from the preferred stock issuance.

     Principal installments due on notes payable to individuals and others are due $42,179 in 2007 and $1,492,768 in 2008, with the remaining $1,480,136, consisting of amounts due to the minority interest partner in MAP/MAC, L.L.C., payable at an undeterminable future date as explained in the following paragraphs.

     On September 30, 2004, Mortgage Assistance Corporation, a Texas corporation ("MAC") and Mortgage Acquisition Partners, L.L.C., a Missouri limited liability company ("MAP," and collectively, the "Parties") jointly formed MAP/MAC, L.L.C., ("MAP/MAC") a Texas limited liability company for the express purpose of purchasing, servicing, and selling nonperforming mortgage notes and properties. Pursuant to the terms of the operating agreement for this entity, MAP/MAC issued a Promissory Note to the minority interest partner, MAP for $233,000. The loan payable to the minority interest partner in the MAP/MAC, L.L.C. joint venture consisted of non-interest bearing advances used to purchase mortgage loan portfolios. The Company's principal officers and stockholders have guaranteed repayment of fifty percent (50%) of the initial loan advances of $233,000. This initial note was due and payable no later than thirty (30) days after receipt of a written demand by the payee, MAP.

     Pursuant to the terms of the operating agreement of this entity, MAC will periodically and from time to time issue distributable cash to MAP consisting of proceeds from the sale of mortgage notes and properties owned by MAP/MAC, net of all costs and fees incurred in the acquisition, servicing and sale of such assets. By agreement of the Parties, such distributable cash may be reinvested by MAP back into MAP/MAC for the purchase of additional pools of mortgage notes. As of December 31, 2006, MAP has elected to reinvest three profit distribution payments back into MAP/MAC for a total non-interest bearing loan payable amount of $1,480,136. Proceeds from these cash distribution payments subsequently reinvested in MAP/MAC were used for the acquisition of

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 7 - Notes Payable (continued)

         additional mortgage notes, which are in the process of being serviced and sold. Pursuant to the terms of the MAP/MAC operating agreement, no interim payments of principal are due prior to the sale of the underlying assets. Upon sale of the underlying assets, MAC is obligated to repay the non-interest bearing note, from proceeds of the sale, and equally distribute remaining net profits, if any, to MAC and MAP individually.

         For all subsequent advances under this loan, including cash distributions subsequently reinvested in MAP/MAC, and in the event MAP/MAC does not fully repay and satisfy such advances with the proceeds from the sale or other distribution of the related loan portfolios, MAC has guaranteed repayment of fifty percent (50%) of the shortfall.

Note 8- Mortgages Payable

     At December 31, 2006 and 2005, the balance in this caption was comprised of the following:


                                              2006          2005
                                              ----          ----

  Installment note payable to Legacy
   Texas Bank, due $8,714  monthly
   beginning July 2006, interest at
   2.75% above the Federal  Home Loan
   Bank (FHLB) rate, maturing June 2016.$  990,412   $1,000,000

Other                                       70,348       71,604
                                        ----------   ----------
Total                                    1,060,760    1,071,604
Less Current portion                        24,400       10,100
                                        ----------   ----------

                                        $1,036,360   $1,061,504
                                        ==========   ==========


     The mortgage loan payable to Legacy Texas Bank (the "Bank") is collateralized by certain rental real estate located in Dallas, Texas, which comprises the Company's land, buildings and improvements in the accompanying consolidated balance sheets, as well as the personal guarantees of two of the Company's principal officer and stockholders. The interest rate on this loan is an adjustable

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005




Note 8- Mortgages Payable (continued)

     rate which was fixed on June 1, 2006 and will be subsequently recalculated, adjusted and fixed by the Bank every three (3) years thereafter. From the inception of this loan (December 2005) through June 1, 2006, the loan was payable interest only at 1% above a specified prime rate.

     Estimated principal installments due on all mortgage loans for each of the five years subsequent to December 31, 2006 are as follows:

          2007                           $ 24,400
          2008                             26,400
          2009                             28,600
          2010                             31,500
          2011                             33,700


Note 9 - Minority Interests

     Minority interests on the Company's consolidated balance sheets represent the 50% ownership percentages of six subsidiaries, MAP/MAC, L.L.C., Apple Canyon Capital, L.L. C., Bluestone Capital, L.L.C., Canyon Ferry Capital, L.L.C., Dutch Fork Capital, L.L.C. and 999 Metromedia Venture, not owned by the Company.

     Changes to minority interests for the years ended December 31, 2006 and 2005, consisted of the following:

                                                      2006           2005
                                                      ----           ----


Balance, beginning of year                      $   691,453    $    39,797

Minority interests in net earnings (losses)
of subsidiaries                                     (90,233)       321,656

Capital contributions from minority interests     5,101,546        400,000

Distributions to minority interests                (236,223)       (70,000)
                                                -----------    -----------

Balance, end of year                            $ 5,466,543    $   691,453
                                                ===========    ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


   Note 10 - Related Party Transactions

     During the years ended December 31, 2006 and 2005, MAC engaged in certain transactions with one of its principal officers and with two affiliated entities, Abovo Corporation and Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), owned by a MAC vice president.

     MAC had charged VA, a real estate management firm, for usage of office space, personnel and other administrative costs through 2005, and had recorded an account receivable of $50,945 from VA at December 31, 2005. At December 31, 2006, management determined that the amount owed by VA, amounting to $58,481, would be forgiven in lieu of the officer's uncompensated service to the Company prior to 2005 and certain other considerations.

     Abovo Corporation engages in the purchase and sale of residential real estate, and often carries the notes receivable with its purchasers. In 2004, MAC began servicing Abovo Corporation's real estate loans. MAC recognized $8,406 and $9,148 of servicing fees from Abovo Corporation for the years ended December 31, 2006 and 2005, respectively.

     One of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans, bearing interest at 18%, during 2005, and additional loans of $15,512 in 2006 at an interest rate of 12%. All outstanding advances were repaid on November 30, 2006. Interest expense on these loans amounted to $18,021 and $2,675 for the years ended December 31, 2006 and 2005, respectively.

     MACC's two newly appointed directors have indirect ownership interests in 50% of Dutch Fork Capital, L.L.C., a 50%-owned subsidiary of the Company. The Company is the manager of Dutch Fork, and as such is deemed to control the entity.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 11 - Income Taxes

     The components of income tax (benefit) expense, on continuing operations, for the nine months ended December 31, 2006 and 2005, respectively, are as follows:


                                   December 31,
                                   2006                         2005
                         -------------------------    -------------------------

         Federal:
           Current                            $ -                          $ -
           Deferred                             -                            -
                         -------------------------    -------------------------

                                                -                            -
                         -------------------------    -------------------------

           State:
           Current                              -                            -
           Deferred                             -                            -
                         -------------------------    -------------------------


          Total                               $ -                          $ -
                         =========================    =========================

The Company's income tax expense for the years ended December 31, 2006 and 2005, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                          2006          2005
                                                          ----          ----


     Statutory rate applied to income
    before income taxes                                $(332,800)   $(512,800)
Increase (decrease) in income taxes
   resulting from:
      State income taxes                                    --           --
      Other, including reserve for deferred tax
         asset and application of net operating loss
         loss carryforward                               332,800      512,800

                                                       ---------    ---------
Income tax expense                                     $    --      $
                                                       =========    =========

     Deferred tax assets and liabilities consisted of the following at December 31, 2006 and December 31, 2005.


                                            December 31,   December 31,
                                              2006            2005


                                           -----------   -------------
   Deferred tax assets
       Net operating loss carryforwards   $ 3,960,000    $ 3,222,000
       Less valuation allowance            (3,960,000)    (3,222,000)
                                          -----------    -----------

Net Deferred Tax Asset                    $      --      $      --
                                          ===========    ===========

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 11 - Income Taxes (continued)

     As of December 31, 2006, the Company had a net operating loss carryforward of approximately $11,600,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

     A 100% valuation allowance has been established related to the deferred tax asset resulting from the net operating loss carryforward, reflecting the uncertainty of the future realization of this asset.

Note 12 - Common Stock Transactions

     On May 14, 2004, the Stockholders approved an amendment to the Company's Articles of Incorporation, which increased the par value of each share of common stock from $0.0001 per share to $0.001 per share and decreased the number of authorized common shares from 175,000,000 shares to 50,000,000 shares. The stockholders also approved a one-for-two hundred fifty (1:250) reverse stock split. Pursuant to authorization by the Board of Directors, the reverse stock split became effective for stockholders of record as of November 22, 2004. Stock certificates representing pre-split denominations could be exchanged for stock certificates representing the post-split denominations, at the election of stockholders, as mandatory certificate exchange was not required. Common stock and additional paid-in capital at December 31, 2004 were restated to reflect this split. The number of common shares issued at December 31, 2004, after giving effect to the split, was determined to be 664,007 (165,853,058 shares issued before the split), including 595 shares estimated to be issued to fractional stockholders.

     In connection with a Business Combination Agreement between the Company and MAC on May 10, 2005 (See Note 3), the Company issued 12,000,000 post- split shares to the MAC shareholders in exchange for all of the issued and outstanding shares of MAC. As the acquisition of MAC represented an exchange of equity interests between entities under common control, the equity interests

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 12 - Common Stock Transactions (continued)

     issued were recorded at approximately $257,000, representing the net book value of MAC on a historical basis as of January 1, 2005, the beginning of the period in which the transaction occurred.

     On June 23, 2005, the Company issued 100,000 post-split shares for legal services pursuant to a certain Legal Services Compensation Agreement.

Note 13 - Quasi-Reorganization

     Effective January 1, 2006, the Company, with the consent of its stockholders, completed a quasi-reorganization, whereby the retained deficit at December 31, 2004, of $23,798,786, accumulated prior to the merger of the Company with MAC, was eliminated against additional paid-in capital. The purpose of the quasi-reorganization is to more clearly reflect the stockholders' equity accounts based upon the Company's operations and activities as a financial services company, which commenced on January 1, 2005. The equity section of the December 31, 2005 Balance Sheet has been restated to reflect the quasi- reorganization.

Note 14 - Series A Preferred Stock Financing Agreement

     On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 4,556,694 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 of the preferred shares on November 30, 2006, with an additional 1,500,000 preferred shares to be purchased in three increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Purchase Agreement on March 31, June 30, and September 30, 2007.

     Holders of the preferred stock are entitled to receive cumulative cash dividends, out of any assets legally available, at the rate of 10% per annum (of the original per share issue price of $1.00) per share of preferred stock, accrued and compounded on a quarterly basis. Such dividends will have preference over any payment or declaration of a dividend or other distribution on the Company's common stock. The preferred stock is also subject to a mandatory conversion provision whereby, upon the determination that a holder of the preferred stock is a "Non-Participating Holder", as defined in the Purchase Agreement, any preferred

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 14 - Series A Preferred Stock Financing Agreement (continued)

     stock of such holder will be automatically converted into shares of common stock on a 1:1 basis.

     Effective November 30, 2006, in connection with the Purchase Agreement, the Company entered into a Series A Preferred Stock Investors' Rights Agreement ("Investors' Rights Agreement") with the Investors. Pursuant to the Investors' Rights Agreement, the Company agreed to file a registration statement covering the resale of all issued shares of the Company's common stock and shares of common stock issuable upon conversion or exercise of any convertible securities, warrants, or options that are held by the Investors to be effective within eighteen (18) months of the effective date of the Investors' Rights Agreement; and the Company also granted piggy-back registration rights with respect to the resale of any issued shares of common stock, or shares of common stock issuable upon conversion or exercise of any convertible securities, warrants or options held by the Investors but not covered by the above-mentioned registration statement.

     The  Company  also  entered  into a  Stockholders'  Agreement  between  the
     Company,   the  Investors,   and  the  Company's  three  principal   common
     stockholders ("Stockholders") which provides, among other things:

          a) The Investors and the Company will have first offer rights, providing that, with limited exceptions, should a Stockholder desire to transfer any of his shares, such Stockholder must first offer shares to the Investors and then to the Company.

          b) The Investors are to be granted a co-sale right, giving them the option to include their shares in any proposed sale of common stock that, when aggregated with all other transfers of common stock, represents at least ten percent (10%) of the outstanding shares of the Company's common stock.

          c) Any Investor or group of Investors desiring to transfer to a third party substantially all of the shares and common stock equivalent shares held by them, which shares of common stock equivalent shares represent at least fifty percent (50%) of each of their respective classes of the Company's stock, hold a compelled sale right providing that, in the case of such a sale, any non-selling minority stockholders will, at the election of the selling Investors, be required to transfer their shares to the third-party purchaser upon the same terms and conditions as the selling Investors.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005



Note 14 - Series A Preferred Stock Financing Agreement (continued)

          d) All Stockholders and Investors are to be granted preemptive rights, providing that, with limited exceptions, if at any time the Company proposes to issue and sell any common stock, the Company must first offer such common stock to each Stockholder and Investor.

Note 15 - Incentive Plan

     In October 2006, the stockholders of the Company adopted the Mortgage Assistance Center Corporation 2006 Equity Incentive Plan (the "Plan"), which allows the Company to grant stock options, restricted stock and performance awards to officers, directors, key employees and consultants. The Plan will be administered by the Company's board of directors or committees thereof. Subject to adjustment as provided in the Plan, the maximum aggregate number of shares that may be issued under the Plan is 4,250,000 shares of common stock, provided, however, that (i) the aggregate number of shares that may be issued as restricted stock may not exceed 1,062,500 and (ii) the aggregate number of shares that may be issued under statutory stock options may not exceed 2,000,000, and (iii) the aggregate number of shares that may be issued under non-statutory stock options may not exceed 1,187,500. Subject to adjustment as provided in the Plan, the aggregate number of shares that may be issued to any individual under the Plan, whether issued under options or restricted stock, shall not exceed 1,000,000. The Plan will continue in effect until terminated; however, no incentive stock options or other awards will be granted under the Plan after 10 years from the date the Plan was approved by the Company's stockholders.

     The per share exercise price for shares to be issued pursuant of the exercise of an option will be determined by the Board; however, each option will be granted at an exercise price equal to no less than the fair market value of a share on the date of grant, except that the case of an incentive stock option granted to an employee who, at the time the option is granted, owns stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, each incentive stock option shall be granted at an exercise price equal to no less than 110% of the fair market value of a share on the date of grant.

     Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted statutory options (e.g. incentive stock options for 223,400 shares of common stock to various employees in consideration for employment with and services provided to the Company. These options were issued with an exercise price of $0.85 which was the closing trading price per share on the date of the grant. These options were 100% fully vested and

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

Note 15 - Incentive Plan (continued)

     exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37. Allowing for potential future forfeitures, a non-cash compensation expense of $83,571 was recorded for 2006.

     Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted non-statutory options (e.g. non- qualified stock options) for 834,800 shares of common stock to various individuals in consideration for prior employment and / or consulting services provided to the Company. These options were issued with an exercise price of $0.85 which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.38. Allowing for potential future forfeitures, a non-cash compensation expense of $318,466 was recorded for 2006.

     In connection with three year employment agreements entered into between the Company and two of its principal officers and stockholders on November 30, 2006, the officers were granted incentive stock options for 600,000 shares of common stock under the Plan. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the officers are employed by the Company on each such anniversary date. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. All non-cash compensation expense for this issuance will occur in future years pursuant to vesting.

Note 16 - Common Stock Warrants

     On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement (See Note 13), in which warrants to purchase 4,556,694 shares of the Company's common stock at an exercise price of $.01 per share were issued to the Investors. The warrants may be exercised at any time through November 30, 2016. The fair value of these warrants was determined by a commercially available software product utilizing a proven

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 16 - Common Stock Warrants (continued)

     trinomial lattice valuation methodology. Based on this analysis, the value of the warrants at grant was determined to be $1.00 per warrant share. In addition to the above warrants, the Company issued "Back-End Warrants" to the Investors to purchase 2,700,262 shares of the Company's Common stock at an exercise price of $0.01 per share. However, the Back-End warrants are only exercisable to the extent that the Company fails to achieve certain financial benchmarks as of December 31, 2007.

     In addition to the warrants described above, the Company issued 150,000 warrants to the Investors in connection with their appointment to the Company's board of directors. These warrants have an exercise price of $.39 per share, which price may be adjusted with the terms of the warrants. The Company ascribed a value of $0.62 per warrant share to these warrants using previously noted trinomial lattice valuation model. These warrants expire November 30, 2016.

     The Company also issued warrant certificates for 467,000 shares of common stock to its legal counsel and for 150,000 shares to a financial advisor, both at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. The Company valued these warrants at $0.62 per warrant share using the trinomial lattice valuation methodology and recorded a non-cash compensation expense of $382,585 for 2006. These warrants expire on November 30, 2011.

     At December 31, 2006, the Company had an obligation to a financial consultant pursuant to a June 19, 2006 Consulting Agreement for an equity compensation fee of $106,106, representing five percent (5%) of the amount of monies loaned to the Company by lenders procured by the consultant. The equity compensation fee is to be converted to a share basis according to the closing trading price per share on the date each individual funding tranche closes and paid in the form of five-year common stock purchase warrants of the Company with an aggregate fair market value equivalent to the equity compensation fee earned. The warrants when issued will have an exercise price of $.10 per share. The warrant certificates for this obligation have not yet been issued.

Note 17- Share-Based Compensation

     At December 31, 2006, the Company had granted stock options for a total of 1,658,200 shares of common stock under its 2006 Equity Incentive Plan and had also granted common stock purchase warrants for 8,053,956 shares (See Notes 15 and 16). All outstanding options and warrants were granted on or after November 28, 2006. Any previous agreements with employees, former employees or

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


      Note 17- Share-Based Compensation (continued)

     consultants were cancelled. The total compensation cost that has been charged against income for all such options and warrants granted was $992,182 for the year ended December 31, 2006. The share-based compensation expense increased the basic loss per share by $0.08 for the year ended December 31, 2006. The result reflects no related tax benefit due to the Company's full valuation allowance on its deferred tax assets. As of December 31, 2006, there was $294,652 of compensation expense related to non-vested share awards that is expected to be recognized over a period of three years.

     All of the options and warrants granted, with the exception of the options for 600,000 shares under employment agreement with two officers and principal stockholders, were fully vested at the grant date.

     A summary of stock options and warrants outstanding at December 31, 2006 is as follows:

                                                Weighted-Average
              Option and        Range of          Remaining     Weighted-Average
            Warrant Shares   Exercise Prices  Contractual Life    Exercise Price
            --------------   ---------------  ----------------    --------------

Outstanding   9,712,156      $ .01-1.11        8.8 years          $   .20

Exercisable   6,411,894      $ .01-.85         8.7 years          $   .20



     The total aggregate intrinsic value of options and warrants outstanding and options and warrants exercisable as of December 31, 2006 was approximately $7,700,000 and $5,453,000, respectively.

     The lattice (trinomial) option-pricing model was used to estimate the fair value of options and warrants at grant date in 2006. The weighted-average grant date fair value of options and warrants granted in 2006 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


     Note 17- Share-Based Compensation (continued)

         Weighted-average grant date
         fair value of options and warrants
         granted                                  $0.87

         Assumptions:
         Risk-free rate of return                 5.0%
         Expected life                           5 years
         Weighted-average volatility              91.7%
         Expected dividend yield                  0.0%


     The risk-free rate of return is estimated based on the yield curve of Constant Maturity Treasury ("CMTs") as published by the U.S. Treasury Department. These rates are projected over a range of future maturity dates based on the closing market bid yields on actively traded Treasury securities in the over-the-counter market.

     The Company's assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

     Since adoption of SFAS 123(R) on January 1, 2006, the expected share-price volatility assumption used by the Company has been based on a blend of implied volatility in conjunction with calculations of the Company's historical volatility as determined by various mathematical models for calculating volatility. These values are then adjusted over a five-year period coinciding with the anticipated life of the options. Based on counsel provided by a third-party consultant, the Company believes this methodology will result in the best estimate of expected volatility.

     The lattice option-pricing model also allows assumptions for the sub-optimal exercise of vested shares prior to the full expiration term of the option. The Company's assumption for this parameter has been based on published research which establishes the sub-optimal exercise event as a multiple of the exercise price of vested shares.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

Note 18 - Commitments

         Consulting Contracts:

     The Company had contracted with RJ Falkner & Company, Inc. to provide consulting services in regard to preparation of a Research Profile on the Company, distribution of such reports, identification of potential institutional investors and other matters related to investor relations. The contract was for twelve months, and was to continue monthly after January 15, 2006 unless cancelled by either party. Under the terms of the contract, RJ Falkner & Company, Inc. was to be compensated $3,000 monthly and issued 50,000 shares of MACC common stock. MACC had agreed to register these shares with the SEC upon the registration of any other shares or within twenty-four months, whichever occurred first. This contract has been terminated and the parties are engaged in a current legal proceeding to achieve a resolution. The potential amount of any likely settlement or legal remedy is not anticipated to be a materially significant amount.

     Mortgage Assistance Center Corporation signed a Letter Agreement dated November 29, 2006 with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MACC from the date of the Letter Agreement through the calendar year 2007 to provide legal and business advice, counsel and services in connection with the coordination of all legal matters of MACC, including coordination with special securities counsel for S. E. C. reporting requirements, and including but not limited to possible private placements, mergers, consolidations, recapitalizations, acquisitions or purchases of assets or equity interests, or similar transactions. The Letter Agreement can be automatically renewed after December 2007 on the same basis unless either party provides thirty days prior written notice of termination to the other party. For services rendered, MACC agreed to pay Caolo a monthly retainer fee of $6000 per month during the term of this agreement. In consideration for the effort expended, the quality services rendered, the results achieved and the new resources developed for MACC, Caolo is entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for four hundred sixty-seven thousand (467,000) shares of common stock of MACC for no additional consideration other than an exercise price of fair market value to be paid by Caolo whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 467,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 317,000 shares of common stock of MAC which was, through mutual mistake, erroneously set forth in the

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 18 - Commitments (continued)

         Consulting Contracts: (continued)

     previous  Agreement  dated  September  1,  2005,  between  Michael  Caolo &
     Associates   and  MAC,  the   subsidiary,   instead  of  MACC,  the  parent
     corporation, which was the intended proper party.

     On November 27, 2006, the Company executed a Letter Agreement to retain Parkwood Advisors, L.L.C. ("Parkwood") as a non-exclusive financial and business advisor to MACC. Scope of the consulting services contemplated under this agreement include providing counsel and services to support the turnaround leadership of MACC; capitalization and financing; use of cash and use of investment proceeds; business plan and financial projections; SEC filings; and other special projects related to supporting the growth of the business including M&A, compliance, and internal business process improvements as mutually agreed. This Agreement established a term commencing on December 1, 2006, through December 31, 2007, unless either party provides thirty days prior written notice of termination to the other party. For services rendered MACC will pay Parkwood a monthly retainer of three thousand dollars ($3000) per month. In consideration for the effort expended, the quality services rendered and the results achieved, Parkwood shall be entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for one hundred fifty thousand (150,000) shares of common stock of for no additional consideration other than an exercise price of fair market value to be paid by Parkwood whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 150,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 100,000 shares of common stock of Mortgage Assistance Center Corporation which was set forth in the previous Letter Agreement dated May 5, 2006, between Parkwood Advisors, LLC and MACC.