Form 10QSB
period 2007-03-31
Mortgage Assistance Center Corp
filed 2007-05-22
CIK 1025856

;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



                                   (Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended March 31, 2007

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

--------------------------------------------------------------------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)
 ------------------------------------------------------------------------------

           1341 W. Mockingbird Lane, Suite 1200 West, Dallas, TX 75247
--------------------------------------------------------------------------------

                    (Address of Principal Executive Offices)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 (214) 670-0005
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,725,124 shares of Common
                           Stock as of March 31, 2007

         Transitional Small Business Disclosure Format: Yes |_| No |X|







                     MORTGAGE ASSISTANCE CENTER CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS



                                       AND



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



                                 MARCH 31, 2007

                     Mortgage Assistance Center Corporation






                                Table of Contents





                                      Page

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of  March 31, 2007 and December 31, 2006........................F-4

     Consolidated Statements of Operations and Comprehensive Loss
           for the three months ended March 31, 2007 and 2006................F-6

     Consolidated Statements of Cash Flows
           for the three months  ended March 31, 2007 and 2006...............F-8

     Notes to Consolidated Financial Statements.............................F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc., a Florida corporation) as of March 31, 2007 and the consolidated statements of operations and comprehensive loss, and cash flows for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit at March 31, 2007. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 5. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2006 consolidated financial statements of Mortgage Assistance Center Corporation were audited by us and we expressed an unqualified opinion in our report dated March 30, 2007, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., Inc.
-----------------------------------
Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
May 15, 2007

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2007 (Unaudited) and December 31, 2006 (Audited)




                                                        March 31,   December 31,
                                ASSETS                    2007         2006
                                                       (Unaudited)   (Audited)
                                                       -----------   -----------


     Current Assets:
Cash and cash equivalents                              $  791,447     $1,205,120
Portfolio assets, at cost (net of impairment reserve
   of $355,883 and $253,508 at March 31, 2007 and
  December 31, 2006, respectively)                      6,946,760      6,798,509
Prepaid expenses                                          234,157        194,405
                                                       ----------     ----------

Total Current Assets                                    7,972,364      8,198,034

                                                       ----------     ----------
Property and Equipment, at cost:
Land                                                      699,600        699,600
Building and improvements                                 609,409        606,799
Office furniture and equipment                            133,960        118,670
                                                       ----------     ----------
                                                        1,442,969      1,425,069

Less accumulated depreciation                              85,581         73,468
                                                       ----------     ----------

Net Property and Equipment                              1,357,388      1,351,601

                                                       ----------     ----------
Investments and Other Assets:
Deposits                                                   25,404          3,450
                                                       ----------     ----------


Total Assets                                           $9,355,156     $9,553,085
                                                       ==========     ==========




   The accompanying notes are an integral part of these financial statements



                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three Months Ended March 31, 2007 and 2006 (Unaudited)






                                                                              March 31,       December 31,
        LIABILITIES AND EQUITY                                                 2007             2006
                                                                             (Unaudited)       (Audited)
                                                                           ------------    ------------

        Current Liabilities:
Notes payable-individuals and others                                       $  1,362,315    $  1,522,315
Current portion of mortgages payable                                             24,500          24,400
Accounts payable-trade                                                           94,212          58,794
Accounts payable-others                                                         191,140         182,507
Accrued fees and wages                                                          106,751         182,532
Accrued stock-based compensation                                                 96,856          95,947
Other accrued liabilities                                                       168,230         169,068
                                                                           ------------    ------------

Total Current Liabilities                                                     2,044,004       2,235,563
                                                                           ------------    ------------

Long-term Debt:
Notes payable-individuals and others                                          1,778,875       1,492,768
Note payable-stockholder                                                           --              --
Mortgages payable, less current portion                                       1,030,905       1,036,360

                                                                           ------------    ------------

Total Long-Term Debt                                                          2,809,780       2,529,128
                                                                           ------------    ------------

Minority Interests                                                            5,572,932       5,466,543
                                                                           ------------    ------------

Total Liabilities                                                            10,426,716      10,231,234
                                                                           ------------    ------------

Stockholders' Equity  (Deficit):
Series A convertible preferred stock ($0.001 par value, 3,000,000 shares authorized, 1,500,000 shares issued and outstanding, aggregate liquidation preference
of $1,500,000)                                                                    1,500           1,500
Common stock, ($0.001 par value; 50,000,000 shares
authorized,12,725,124 shares issued and outstanding)                             12,726          12,726
Additional paid-in capital                                                    2,728,836       2,481,413
Retained earnings (deficit) after December 31, 2004                          (4,159,082)     (3,518,248)
                                                                           ------------    ------------
                                                                             (1,416,020)     (1,022,609)
Subscriptions issuable                                                          344,460         344,460
                                                                           ------------    ------------
Total Stockholders' Equity (Deficit)                                         (1,071,560)       (678,149)
                                                                           ------------    ------------

Total Liabilities and Stockholders' Equity                                 $  9,355,156    $  9,553,085
                                                                           ============    ============




The accompanying notes are an integral part of these financial statements

                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2007 and December 31, 2006
                                   (Unaudited)


                                                      Three Months Ended
                                                  March 31,        March 31,
                                                     2007            2006
                                                                  (Restated)
                                                 -----------    -----------


    Operating Revenues:
  Sales of portfolio assets                      $ 1,119,449    $   235,811
  Servicing fees and comissions from
      affiliates and others                          114,396          4,518
  Rental income                                       53,004          3,300
  Other                                               51,926          3,356
                                                 -----------    -----------
      Gross operating revenues                     1,338,775        246,985
  Cost of portfolio assets sold                      679,994        156,183
                                                 -----------    -----------
      Net operating revenues                         658,781         90,802
                                                 -----------    -----------

Operating Expenses:
  Salaries, wages and contract labor                 598,034        214,493
  Selling, general and administrative expenses       325,860        155,335
  Depreciation and amortization                       12,113          5,643
  Bad debts                                          107,594           --
                                                 -----------    -----------
      Total operating expenses                     1,043,601        375,471
                                                 -----------    -----------

Operating loss                                      (384,820)      (284,669)
                                                 -----------    -----------

Other income (expense):
  Interest and other income                            9,949          9,181
  Interest expense                                   (73,492)       (79,523)
  Nonrecurring expenses                              (97,357)          --
                                                 -----------    -----------

      Total other income (expense)                  (160,900)       (70,342)
                                                 -----------    -----------

Loss before minority interests and
      income taxes                                  (545,720)      (355,011)




       The accompanying notes are an integral part of these consolidated financial statements




                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
              Three Months Ended March 31, 2007 and March 31, 2006
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 March 31,     March 31,
                                                                                  2007           2006
                                                                                              (Restated)
                                                                              ------------    ------------


     Loss before minority interests and
      and income taxes                                                        $   (545,720)   $   (355,011)

Minority interests                                                                 (95,114)         46,522
                                                                              ------------    ------------

Loss before income taxes                                                          (640,834)       (308,489)

Income tax benefit (expense)                                                          --              --
                                                                              ------------    ------------

Net Loss                                                                          (640,834)       (308,489)

Other comprehensive income                                                            --              --
                                                                              ------------    ------------

Comprehensive Loss                                                            $   (640,834)   $   (308,489)
                                                                              ============    ============

Net loss per weighted-average share of common stock outstanding, calculated on Net Loss:
                       Basic                                                  $      (0.05)   $      (0.02)
                                                                              ============    ============
                       Fully diluted                                                          $      (0.02)
                                                                                              ============
Weighted-average number of shares of common stock outstanding:
                       Basic                                                    12,725,124      12,725,124
                                                                              ============    ============
                       Fully diluted                                                            12,725,124
                                                                                              ============







       The accompanying notes are an integral part of these consolidated financial statements



                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)

                                                                                Three Months Ended
                                                                            March 31,     March 31,
                                                                               2007         2006
                                                                                         (Restated)
                                                                             ---------    ---------

  Cash Flows From Operating Activities
Net loss                                                                     $(640,834)   $(308,489)
                                                                             ---------    ---------
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation                                                                    12,113        5,643
Non-Cash stock-based compensation                                              248,332         --
Minority interests in subsidiaries' net earnings (losses)                       95,114      (46,522)
Change in assets and liabilities:
(Increase) decrease in portfolio assets                                       (148,251)     144,977
(Increase) decrease in accounts receivable from related parties                 10,420
(Increase) decrease in prepaid expenses and other assets                       (61,706)      10,440
Increase (decrease) in accounts payable-trade                                   35,418       69,833
Increase (decrease) in accounts payable-other                                    8,633         --
Increase (decrease) in accrued fees and wages                                  (75,781)       6,615
Increase (decrease) in other accrued liabilities                                  (838)     (38,680)
                                                                             ---------    ---------

Total adjustments                                                              113,034      162,726
                                                                             ---------    ---------

               Net Cash Used by Operating Activities                          (527,800)      (8,535)
                                                                             ---------    ---------

Cash Flows From Investing Activities

Purchase of property and equipment                                             (17,900)      (8,535)
                                                                             ---------    ---------

                  Net Cash Used by Investing Activities                        (17,900)      (8,535)
                                                                             ---------    ---------



       The accompanying notes are an integral part of these consolidated financial statements


                                                                   Three Months Ended
                                                              March 31,     March 31,
                                                                2007           2006
                                                                            (Restated)
                                                            -----------    -----------


   Cash Flows From Financing Activities
Proceeds from issuance of debt to individuals and others       385,000         50,000
Repayments of debt to individuals and others                  (258,893)      (160,070)
Capital contributions from minority interests                  550,000
Refund of capital contributions to minority interests         (514,645)
Distributions to minority interests                            (24,080)       (87,500)
Repayments of mortgage loans                                    (5,355)          (648)
                                                           -----------    -----------


Net Cash Provided by Financing Activities                      132,027       (198,218)
                                                           -----------    -----------


Net Increase (Decrease) in Cash                               (413,673)      (352,516)

Cash at Beginning of Period                                  1,205,120        598,979
                                                           -----------    -----------


Cash at End of Period                                      $   791,447    $   246,463
                                                           ===========    ===========


Supplemental Disclosures of Cash Flow Information

Cash Paid During the Quarter for:
Interest                                                   $    61,639    $    31,379






       The accompanying notes are an integral part of these consolidated financial statements

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

Note 2 - Preparation of Financial Statements

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

          Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

          During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U.
          S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles, and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

         In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full fiscal year ending December 31, 2007.

Note 3 - Summary of Significant Accounting Policies

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

          Principles of Consolidation and Basis of Presentation:

          The accompanying financial statements are consolidated and include the financial statements of MACC, MAC, and M.A. Protect, Inc., its wholly owned subsidiaries; and seven unincorporated entities: MAP/MAC, L.L.C., Apple Canyon Capital, L.L.C., Bluestone Capital, L.L.C., Canyon Ferry Capital, L.L.C., Dutch Fork Capital, L.L.C; Elf Fork Capital, L.L.C. and 999 Metromedia Venture. All significant intercompany accounts and transactions are eliminated in consolidation.

          The Company, through its subsidiary, MAC, has a 50% ownership interest in each of the seven unincorporated joint ventures and acts as the general partner of each venture and exercises control over each venture. The limited partners in each of the ventures do not have either (a) the substantive ability to dissolve the venture or otherwise remove the general partner without cause, or (b) substantive

          Principles of Consolidation and Basis of Presentation: (continued)

          participating rights. Based on these factors, MAC's general partner's interest in each of the joint ventures meets the criteria for consolidation under the provisions of Emerging Issues Task Force Issue No. 04-5, Determining Whether A General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF Issue No. 04-5") and AICPA Statement of Position 78-9, Accounting for Investments in Real Estate ("SOP 78-9").

          The consolidated financial statements include 100% of the assets and liabilities of the seven unincorporated entities, with the ownership interests of minority investors recorded as a noncurrent liability, "minority interests."

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

          Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represents the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period of the impairment is identified. The Company determined that an impairment allowance of $355,883 and $253,508 was required at March 31, 2007 and December 31, 2006, respectively.

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

          Real Estate Portfolios:

          Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes receivable. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of Note 3-Summary of Significant Accounting Policies (continued) the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or loss is recognized upon the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on an individual asset-by-asset basis as opposed to a pool basis.

          Subsequent to acquisition, the cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at March 31, 2007 and December 31, 2006.

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

          Share-Based Compensation

          The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123r, Share-Based Payments. The fair value of common stock options or warrants is estimated at the date of grant by a third party consultant using a commercially available software product was developed for use in estimating the fair value of common stock options and warrants that are fully transferable, and takes into consideration several criteria, including volatility, expected term, dividend yield, and risk-free rate of return. It was the Company's determination that the trinomial lattice valuation methodology is the preferred and most accurate options valuation methodology available. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

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

          Net Loss Per Common Share:

          The Company computes net income (loss) per share in accordance with SFAS No 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common shares is based on the weighted-average outstanding common shares. Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of option and warrants to purchase common stock and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti dilutive for the quarter ended March 31, 2007. The weighted average number of potentially fully dilutive shares was 19,917,267 for the quarter ended March 31, 2007.

Note 4 - Business Combination

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

          As of May 10, 2005, MACC received 6,896,556 MAC shares (92%) and caused 11,034,489 (87.1%) of the Company shares to be issued to three individuals who comprise a control group consisting of Dale Hensel, Dan Barnett and Michelle Taylor. Together they control 86.7% of the voting common stock of the Company. Dale Hensel was the sole officer and director of the Company. Mr. Hensel was also the President and director of MAC. Mr. Barnett was the Vice President and director of MAC. Ms. Taylor is a contract consultant of MAC. Subsequently, the remainders of the MAC shares were surrendered and 12,000,000 shares were issued for 100% of MAC.

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

Note 5 - Going Concern Uncertainty

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses for quarter ended March 31, 2007 and prior years, resulting in an accumulated stockholders' deficit as of March 31, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

          The Company completed a $1,500,000 preferred stock financing transaction on November 30, 2006, which required the Company to restructure the majority of its existing short-term debt. The financing agreement contains provisions which could provide additional preferred stock financing up to $1,500,000 (See Note 14).

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

          While the Company is confident in its ability to secure additional capital in the future, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plans.

Note 6 - Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward, without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 is beginning January 1, 2006. It had no effect on the accompanying financial statements.

          In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets(SFAS 156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its financial statements and related disclosures.

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

Note 7 - Portfolio Assets

          Portfolio assets were comprised of the following at March 31, 2007:




          Mortgage note receivable pools            $1,977,608
          Real Estate portfolios                     5,038,603
          Tax liens and other                          286,432
                                                    ----------

               Total portfolio assets                7,302,643

          Less valuation allowance for impairment      355,883
                                                    ----------

               Net portfolio assets                 $6,946,760
                                                    ==========


          Certain portfolio assets are pledged to secure non-recourse notes payable to individuals and others (See Note 8).

Note 8 - Notes Payable

          At March 31, 2007, notes payable to individuals and others were comprised of the following:

          Certain real estate mortgage note receivable pools secure the loans from individuals and others.

          In connection with the issuance of 1,500,000 shares of the Company's Series A Preferred Stock (See Note 14), the Company restructured certain of its loans payable to individuals and others to long-term obligations maturing October-November 2008, while retiring other loans with a portion of the proceeds from the preferred stock issuance.

          Principal installments due on notes payable to individuals and others are due $42,179 in 2008 and 385,000 in 2009, with the remaining $1,320,136 consisting of amounts due to the minority interest partner in MAP/MAC, L.L.C., payable at an undeterminable future date as explained in the following paragraphs.

          On September 30, 2004, Mortgage Assistance Corporation, a Texas corporation ("MAC") and Mortgage Acquisition Partners, L.L.C., a Missouri limited liability company ("MAP," and collectively, the "Parties") jointly formed MAP/MAC, L.L.C., ("MAP/MAC") a Texas limited liability company for the express purpose of purchasing, servicing, and selling nonperforming mortgage notes and properties. Pursuant to the terms of the operating agreement for this entity, MAP/MAC issued a Promissory Note to the minority interest partner, MAP for $233,000. The loan payable to the minority interest partner in the MAP/MAC, L.L.C. joint venture consisted of non-interest bearing advances used to purchase mortgage loan portfolios. Certain of the Company's officers and stockholders have guaranteed repayment of fifty percent (50%) of the initial loan advances of $233,000. This initial note was due and payable no later than thirty (30) days after receipt of a written demand by the payee, MAP.

          Pursuant to the terms of the operating agreement of this entity, MAC will periodically and from time to time issue distributable cash to MAP consisting of proceeds from the sale of mortgage notes and properties owned by MAP/MAC, net of all costs and fees incurred in the acquisition, servicing and sale of such assets. By agreement of the Parties, such distributable cash may be reinvested by MAP back into MAP/MAC for the purchase of additional pools of mortgage notes. As of March 31, 2007, MAP has elected to reinvest three profit distribution payments back into MAP/MAC for a total non-interest bearing loan payable amount of $1,320,136. Proceeds from these cash distribution payments subsequently reinvested in MAP/MAC were used for the acquisition of additional mortgage notes, which are in the process of being serviced and sold. Pursuant to the terms of the MAP/MAC operating agreement, no interim payments of principal are due prior to the sale of the underlying assets. Upon sale of the underlying assets, MAC is obligated to repay the non-interest bearing note, from proceeds of the sale, and equally distribute remaining net profits, if any, to MAC and MAP individually.

          For all subsequent advances under this loan, including cash distributions subsequently reinvested in MAP/MAC, and in the event MAP/MAC does not fully repay and satisfy such advances with the proceeds from the sale or other distribution of the related loan portfolios, MAC has guaranteed repayment of fifty percent (50%) of the shortfall.

Note 9 -  Mortgages Payable

          At March 31, 2007 the balance in this caption was comprised of the following:

                Installment note payable to Legacy Texas Bank, due $8,714 monthly beginning July 2006, interest at 2.75% above the Federal Home Loan
                Bank (FHLB) rate, maturing June 2016.            $ 985,117

                Other                                               70,288
                                                              -------------
                Total                                            1,055,405
                Less Current portion                                24,500
                                                              -------------

                                                               $ 1,030,905
                                                              =============


          The mortgage loan payable to Legacy Texas Bank (the "Bank") is collateralized by certain rental real estate located in Dallas, Texas, which comprises the Company's land, buildings and improvements in the accompanying consolidated balance sheets, as well as the personal guarantees of two of the Company's principal officers and stockholders. The interest rate on this loan is an adjustable rate which was fixed on June 1, 2006 and will be subsequently recalculated, adjusted and fixed by the Bank every three (3) years thereafter. From the inception of this loan (December 2005) through June 1, 2006, the loan was payable interest only at 1% above a specified prime rate.

          Estimated principal installments due on all mortgage loans for each of the five years subsequent to March 31, 2007 are as follows:


                 2008                             24,500
                 2009                             28,600
                 2010                             31,500
                 2011                             33,700
                 2012                             35,900


Note 10 - Minority Interests

          (Minority interests on the Company's consolidated balance sheets represent the 50% ownership interest in the net assets of seven subsidiaries: MAP/MAC L.L.C., Apple Canyon Capital L.L. C., Bluestone Capital L.L.C., Canyon Ferry Capital L.L.C., Dutch Fork Capital L.L.C., Elf Fork Capital L.L.C., and 999 Metromedia Venture, not owned by the Company.)

          Changes to minority interests for the period ended March 31, 2007 consisted of the following:


Balance, beginning of period                            $ 5,466,543

Minority interests in net earnings (losses)
of subsidiaries                                              95,114

Capital contributions from minority interests               550,000

Refund of capital contributions to minority interests      (514,645)

Distributions to minority interests                         (24,080)
                                                        -----------

Balance, end of year                                    $ 5,572,932
                                                        ===========

   Note 11 - Related Party Transactions

          One of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans, bearing interest at 18%, during 2005, and additional loans of $15,512 in 2006 at an interest rate of 12%. All outstanding advances were repaid on November 30, 2006. Interest expense on these loans amounted to $2,793 for the 3 months ended March 31, 2006.

          MACC's two newly appointed directors have indirect ownership interests in 50% of Dutch Fork Capital, L.L.C., a 50%-owned subsidiary of the Company. The Company is the manager of Dutch Fork, and as such is deemed to control the entity.

Note 12 - Income Taxes

         The components of income tax (benefit) expense, on continuing operations, for the three months ended March 31, 2007 and March 31, 2006 , respectively, are as follows:



                                     Three Months Ended
                          March 31,                    March 31,
                             2007                         2006
                   -------------------------    -------------------------

  Federal:
     Current                            $ -                          $ -
     Deferred                             -                            -
                   -------------------------    -------------------------

                                          -                            -
                   -------------------------    -------------------------

   State:
     Current                              -                            -
     Deferred                             -                            -
                   -------------------------    -------------------------


     Total                              $ -                          $ -
                   =========================    =========================




          The Company's income tax expense for the three months ended March 31, 2007 and March 31, 2006, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                              Three Months Ended
                                              March 31,          March 31,
                                                 2007               2006


Statutory rate applied to income
       before income taxes                               $(217,900)   $(104,900)
Increase (decrease) in income taxes
      resulting from:
         State income taxes                                    --           --
         Other, including reserve for deferred tax
            asset and application of net operating loss
            loss carryforward                               217,900      104,900
                                                          ---------    ---------
                                                          ---------    ---------
Income tax expense                                        $    --      $    --
                                                          =========    =========
















































         Deferred tax assets and liabilities consisted of the following at March 31, 2007 and December 31, 2006:

         [OBJECT OMITTED] As of March 31, 2007, the Company had a net operating loss carry forward of approximately $11,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

         A 100% valuation allowance has been established related to the deferred tax asset resulting from the net operating loss carryforward, reflecting the uncertainty of the future realization of this asset.
Note 13 - Common Stock Transactions

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

Note 14 - Series A Preferred Stock Financing Agreement

         On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuwhich the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,113,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 of the preferred shares on November 30, 2006, with an additional 1,500,000 preferred shares to be purchased in three increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Purchase Agreement on March 31, June 30, and September 30, 2007.
Note 14 - Series A Preferred Stock Financing Agreement (continued)

         Holders of the preferred stock are entitled to receive cumulative cash dividends, out of any assets legally available, at the rate of 10% per annum (of the original per share issue price of $1.00) per share of preferred stock, accrued and compounded on a quarterly basis. Such dividends will have preference over any payment or declaration of a dividend or other distribution on the Company's common stock. The preferred stock is also subject to a mandatory conversion provision whereby, upon the determination that a holder of the preferred stock is a "Non-Participating Holder", as defined in the Purchase Agreement, any preferred stock of such holder will be automatically converted into shares of common stock on a 1:1 basis.

         The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period and during April the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction.

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

b) The Investors are to be granted a co-sale right, giving them the option to include their shares in any proposed sale of common

Note 14 - Series A Preferred Stock Financing Agreement (continued)



                           stock that, when aggregated with all other transfers
                      of common stock, represents at least ten percent (10%) of the outstanding shares of the Company's common stock.

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

Note 15 - Incentive Plan (continued)

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

         Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted statutory options (e.g. incentive stock options) for 223,400 shares of common stock to various employees in consideration for employment with and services provided to the Company. These options were issued with an exercise price of $0.85 which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37. Allowing for potential future forfeitures, a non-cash compensation expense of $83,571 was recorded for 2006.

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

         In connection with three year employment agreements entered into between the Company and two of its principal officers and stockholders on November 30, 2006, the officers were granted incentive stock options for 600,000 shares of common stock under the Plan. One third of such incentive stock options will Note 15 - Incentive Plan (continued)

         become exercisable upon each successive anniversary date of the employment agreements, provided that the officers are employed by the Company on each such anniversary date. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. All non-cash compensation expense for this issuance will occur in future years pursuant to vesting.

The company entered into two year employment agreements upon the hiring of a new President and Chief Financial Officer in February and March 2007, respectively. The new officers were granted incentive stock options for 1,750,000 shares of common stock under the Plan, with one third of such options exercisable upon execution of the employment agreements, and the remaining two thirds becoming exercisable, one third upon each successive anniversary date, provided that the officers are employed by the Company on each anniversary date. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the weighted-average value of the options at grant was determined to be approximately $0.43. Allowing for potential future forfeitures, non-cash compensation expense of $246,371 was recorded for the quarter ended March 31, 2007, with the remaining compensation expense to occur in future years pursuant to vesting.

Note 16 - Common Stock Warrants

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement (See Note 14), in which warrants to purchase 9,113,387 shares of the Company's common stock at an exercise price of $.01 per share were issued to the Investors. The warrants may be exercised at any time through November 30, 2016. The fair value of these warrants was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the warrants at grant was determined to be $1.00 per warrant share. In addition to the above warrants, the Company issued "Back-End Warrants" to the Investors to purchase 2,700,262 shares of the Company's Common stock at an exercise price of $0.01 per share. However, the Back-End warrants are only exercisable to the extent that the Company fails to achieve certain financial benchmarks as of December 31, 2007.

         In addition to the warrants described above, the Company issued 150,000 warrants to the Investors in connection with their appointment to the Company's
Note 16 - Common Stock Warrants (continued)

         board of directors. These warrants have an exercise price of $.39 per share, which price may be adjusted with the terms of the warrants. The Company ascribed a value of $0.62 per warrant share to these warrants using previously noted trinomial lattice valuation model. These warrants expire November 30, 2016.

         The Company also issued warrant certificates for 467,000 shares of common stock to its legal counsel and for 150,000 shares to a financial advisor, both at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. The Company valued these warrants at $0.62 per warrant share using the trinomial lattice valuation methodology and recorded them as a component of additional paid-in-capital. These warrants expire on November 30, 2011.

         At March 31, 2007, the Company had an obligation to a financial consultant pursuant to a June 19, 2006 Consulting Agreement for an equity compensation fee of $96,856, representing five percent (5%) of the amount of monies loaned to the
         Company by lenders procured by the consultant. The equity compensation fee is to be converted to a share basis according to the closing trading price per share on the date each individual funding tranche closes and paid in the form of five-year common stock purchase warrants of the Company with an aggregate fair market value equivalent to the equity compensation fee earned. The warrants when issued will have an exercise price of $.10 per share. The warrant certificates for this obligation have not yet been issued.

Note 17 - Share-Based Compensation

         At March 31, 2007, the Company had granted stock options for a total of 3,508,200 shares of common stock under its 2006 Equity Incentive Plan and had also granted common stock purchase warrants for 914,674 shares (See Notes 15 and 16). All outstanding options and warrants were granted on or after November 28, 2006. Any previous agreements with employees, former employees or consultants were cancelled. The total compensation cost that has been charged against income for all such options and warrants granted was $248,332 for the quarter ended March 31, 2007 and $992,182 for the year ended December 31, 2006. The share-based compensation expense increased the basic loss per share by $0.02 for the quarter ended March 31, 2007. The result reflects no related tax benefit due to the Company's full valuation allowance on its deferred tax assets. As of March 31, 2007, there was $823,341 of compensation expense related to non-vested share awards that is expected to be recognized over a period of three years.

Note 17 - Share-Based Compensation (continued)

         All of the options and warrants granted, with the exception of the options for 2,450,000 shares under employment agreements with four officers and an employee, were fully vested at the grant date.

         The lattice (trinomial) option-pricing model was used to estimate the fair value of options and warrants at grant date in 2006 and 2007. The weighted-average grant date fair value of options and warrants granted in 2006 and 2007 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

                  Weighted-average grant date
                  fair value of options and warrants
                  granted                                                $0.80

                  Assumptions:
                    Risk-free rate of return                        5.0%
                    Expected life                               5 years
                          Weighted-average volatility           91.7%
                          Expected dividend yield               0.0%

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

         Mortgage Assistance Center Corporation signed a Letter Agreement dated November 29, 2006 with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MACC from the date of the Letter Agreement through the calendar year 2007 to provide legal and business advice, counsel and services in connection with the coordination of all legal matters of MACC, including coordination with special securities counsel for S. E. C. reporting requirements, and including but not limited to possible private placements, mergers, consolidations, recapitalizations, acquisitions or purchases of assets or equity interests, or similar transactions. The Letter Agreement can be automatically renewed after December 2007 on the same basis unless either party provides thirty days prior written notice of termination to the other party. For services rendered, MACC agreed to pay Caolo a monthly retainer fee of $6000 per month during the term of this agreement. In consideration for the effort expended, the quality services rendered, the results achieved and the new resources developed for MACC, Caolo is entitled to additional compensation of equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for four hundred sixty-seven thousand (467,000) shares of common stock of MACC for no additional consideration other than an exercise Note 18 - Commitments (continued)

         Consulting Contracts: (continued)

         price of fair market value to be paid by Caolo whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 467,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 317,000 shares of common stock of MAC which was, through mutual mistake, erroneously set forth in the previous Agreement dated September 1, 2005, between Michael Caolo & Associates and MAC, the subsidiary, instead of MACC, the parent corporation, which was the intended proper party.

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








Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-QSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks reported under the heading "Risk Factors" in the Company's annual report Form 10-KSB for the year ended December 31, 2006.

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

The Company generates revenue through three primary activities including: (a) immediate resale of its mortgage notes to other investors; (b) rehabilitating the note to performing status and reselling it to a secondary investor; and (c) foreclosing or obtaining a deed-in-lieu of foreclosure on properties that continue to be non-performing and then either renting or selling the real estate. Historically, the proportion of the Company's revenue generating activities has been heavily weighted toward the immediate resale of mortgage notes to other investors. Over time and with increased capitalization, the Company's expects its revenue mix will include more instances of reforming notes, collecting "short-sale" payments where the owner-occupant successfully pays off the note, and foreclosure activity. The Company believes that current and future market conditions signal an increasing rate of foreclosures of residential properties. Accordingly, the Company anticipates increased business opportunities from this segment.

Secondarily, MAC generates additional revenue via servicing fees charged to its various partnerships through which MAC maintains an equity ownership position in a commonly owned note pool. After the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of the non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its re-performing loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold. The Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of March 31, 2007. The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. These circumstances create substantial risk regarding the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-QSB.

Liquidity and Capital Resources:

As of March 31, 2007, the Company lists cash on hand in banks of $791,447 compared to cash on hand of $1,205,120 reported as of December 31, 2006. Total assets of $9,355,156 are recorded as of March 31, 2007, compared to total assets of $9,553,085 reported as of December 31, 2006.

Of the total assets of MACC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at the total actual acquisition cost basis, plus accrued servicing costs and payments, if any. As of March 31, 2007, the Company reports portfolio assets of $6,946,760, net of an impairment reserve of $355,883. This represents a slight increase of $148,251 over the net portfolio assets reported as of December 31, 2006. On a fully consolidated basis, if MACC's total portfolio assets were to be stated at an estimated fair market value of the underlying properties, the Company anticipates that these properties would have an estimated fair market value of approximately $17,400,000.

As a function of its ongoing operations, the Company acquired various pools of mortgage notes from various sources throughout the year. These acquisitions included both mortgage notes and properties on a real estate owned basis ("REOs") acquired for the Company's own portfolio as well as mortgage notes and REOs acquired directly by the Company's various investment partnerships for their respective portfolios. In total, these combined acquisitions during the first calendar quarter of 2007 included a total of 25 mortgage notes or REOs. The total aggregate initial acquisition costs, including closing costs and administrative fees, for mortgage notes and REOs acquired during the quarter were approximately $770,000.

Based on current market conditions and anticipated future market conditions, the Company expects an increasing number of large pools of mortgage notes and foreclosed properties to become available for purchase over the next several years. The Company's ability to participate at a meaningful level in this market is dependent on adequate capitalization.

In addition to the Company's portfolio assets maintained for sale, the Company also lists property and equipment including land, building improvements, and office furniture and equipment of $1,357,388, net of accumulated depreciation of $85,581. Going forward, the Company anticipates investing approximately $200,000 during the second calendar quarter for capital expenditures associated with its move into a new corporate office (including certain information technology improvements) and expects to invest an additional $200,000 during the remainder of the year for upgrades to its information systems.

As of March 31, 2007, the Company reported total liabilities of $10,426,716, including total current liabilities of $2,044,004; long-term debt of $2,809,780; and minority interests in investment partnerships of $5,572,932. The $5,572,932 in minority interests reflects the fifty percent (50%) ownership interest in the various joint ventures, single-purpose entities or profit participation agreements that the Company actively manages and materially participates in. The accounting treatment for these minority interests is discussed in greater detail in the Notes to the Financial Statements and elsewhere in this Form 10-QSB.

Included in the current liabilities of $2,044,004 are two, non-interest bearing loans from minority interest partners in one of the Company's investment partnerships. First, $1,320,136 of the total current notes payable amount is attributed to MAP/MAC, L.L.C. Principal from this note is to be repaid through the distribution of net proceeds derived from the sale of mortgage notes and properties owned by this entity. This note does not have a set maturity date and the Company anticipates that the principal will be repaid over time through normal operations. Second, an additional $42,179 of the total current notes payable amount is attributed to a similarly structured profit participation agreement with an individual investor who will be repaid from the proceeds of sales of the underlying jointly-owned assets when and if these are sold. This second note is due during 2007.

Other current liabilities reported as of March 31, 2007, include $24,500 for the current portion of mortgages payable; $285,352 in accounts payable to trade vendors and others; $106,751 in accrued fees and wages; $96,856 in accrued stock-based compensation; and $168,230 in other accrued liabilities.

Long-term debt consists of notes payable to individuals and others, and mortgages payable. The long-term notes payable include promissory notes issued for the purpose of acquiring pools of non-performing mortgage notes and properties. Historically, the Company has financed the purchase of its mortgage notes and properties through two primary means: first, through the issuance of debt to individuals or small investment partnerships; and second, by forming and materially participating in various investment partnerships. Pursuant to the terms of the Company's Series A Preferred Stock financing transaction described in the Notes to the Financial Statements and elsewhere in this Form 10-QSB, the Company successfully completed the restructuring or elimination of certain promissory notes and other short-term loans with current or past-due maturities. This restructuring of the Company's prior promissory notes, as well as the continued issuance of new long-term promissory notes, results in a balance of $1,778,875 in long-term notes payable as of March 31, 2007. These notes have various maturity dates, the earliest of which occurs in September 2008. A detailed schedule of these long-term notes and their respective terms is provided in the Notes to the Financial Statements section of this Form 10-QSB.

As further described in Note 9 in the Financial Statements, the Company reports total mortgages payable of $1,030,905, which includes a long-term portion consisting of $985,117 for the remaining mortgage balance due on the Metromedia property; a $70,288 mortgage balance due for an individual residential property the Company currently owns and intends to sell; less, a current portion of mortgages payable of $24,500.

The equity section of the balance sheet shows the effect of the recent Series A Preferred Stock financing, with 1,500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") issued and outstanding corresponding to a preferred capital stock entry of $1,500. The Company also has a total of 12,725,124 shares of common stock issued and outstanding as of March 31, 2007, with a corresponding common capital stock entry of $12,726; and additional paid-in capital of $2,728,836. As of March 31, 2007, and as a result of the continued operating losses during the quarter, the Company shows a retained earnings deficit of ($4,159,082) and a total stockholders' equity deficit of ($1,071,560), bringing the total liabilities and stockholders' equity balance to $9,355,156.

Management's Plans to Raise Capital:

The continued operations of the Company will be largely influenced by its ability to raise capital for the acquisition of mortgage pools and to provide working capital to fund operating expenses of the Company until the Company can achieve consistent earnings performance. As a fundamental part of the Company's financing strategy, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") on November 30, 2006 with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,113,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 shares of Preferred Stock on November 30, 2006, with an additional 1,500,000 preferred shares to be purchased in three increments of 500,000 shares each, conditioned on the satisfaction, on March 31, June 30, and September 30, 2007, of certain financial benchmarks set forth in the Purchase Agreement. Holders of the Preferred Stock are entitled to receive cumulative cash dividends, out of any assets legally available, at the rate of 10% per annum (of the original per share issue price of $1.00), accrued and compounded on a quarterly basis. Such dividends will have preference over any payment or declaration of a dividend or other distribution on the Company's common stock. The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period and during April 2007, the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction.

The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. The Company anticipates that it will continue to depend on external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. These conditions are described in more detail in this section and elsewhere throughout this Form 10-QSB and previous filings.

Previously, on October 20, 2005, the Company executed two agreements with Mercatus & Partners, L.P. providing for the purchase of a combined total of 1,532,568 shares of common stock (currently held in escrow by the investment banking firm of Brown Brothers Harriman) and the combined gross proceeds to the Company of $2,000,000 through a complex overseas transaction involving a number of European banking institutions. This agreement is subject to and contingent upon a substantial number of conditions beyond the control of the Company, and as of the date of this filing, the Company has received no funding from these agreements. Consequently, the Company considers these transactions to be void for reasons of the non-performance of Mercatus & Partners, L.P., and the Company's legal counsel has initiated the termination of these agreements.

Results of Operations:

Revenues

For the quarter ended March 31, 2007, the Company recorded gross operating revenues of $1,338,775. This includes total sales of portfolio assets of $1,119,449; servicing fees and commissions from affiliates and others of $114,396; rental income of $53,004; and other miscellaneous income of $51,926. The Company reports net operating revenue by deducting the cost of portfolio assets sold from gross operating revenues. For the quarter ended March 31, 2007, the Company lists $658,781 in net operating revenues. This compares to gross operating revenues for the same quarter in the prior year ended March 31, 2006, of $246,985 and net operating revenues of $90,802.

Operating Expenses

The Company records $1,043,601 in total operating expenses for the quarter ended March 31, 2007. Total salaries, wages and contract labor expenses for the first calendar quarter of 2007 were $598,034 compared to $214,493 recorded during same calendar quarter ended March 31, 2006. This increase is driven primarily by the addition of key management team members and by the non-cash compensation expense recognized by the Company for various grants of options awarded to key management employees and contractors under the Company's Equity Incentive Plan and as disclosed in the Notes to the Financial Statements and elsewhere in this Form 10-QSB. Going forward the Company anticipates the need to hire additional key sales and operations personnel to drive growth and increase productivity. Other miscellaneous operating expenses recorded for the quarter include depreciation and amortization expense of $12,113, and a charge for bad debts expense of $107,594.

Other selling, general and administrative expenses for the quarter ended March 31, 2007, were $325,860 compared to $155,335 for the first calendar quarter of 2006. This increase is driven primarily by the non-cash compensation expense recognized by the Company for various grants of warrants issued to advisors, consultants and Directors as disclosed in the Notes to the Financial Statements and elsewhere in this Form 10-QSB. This increased SG&A expense also reflects the impact of additional transaction-related costs incurred pursuant the Series A Preferred Stock financing and scaling of other normal and customary SG&A expenses.

As a result, the Company recorded an operating loss for the calendar quarter ended March 31, 2007, of ($384,820) compared to an operating loss of ($284,669) for the calendar quarter ended March 31, 2006.

Other Income and Expense

The Company reports $9,949 in interest and other income; along with ($73,492) in interest expense and ($97,357) in other nonrecurring expenses, for a net total other income and expense of ($160,900) for the calendar quarter ended March 31, 2007.

Net Loss

The Company records a loss before minority interests and income taxes of ($545,720) and an additional loss of ($95,114) attributed to the minority interests' share of net income of investment partnerships and joint ventures for the quarter, for a net loss of ($640,834) during the first calendar quarter of 2007. This compares to a net loss of ($308,489) during the first calendar quarter of 2006. On a weighted-average basis of the number of shares of common stock outstanding for the year, this equals a net loss per share of ($.05) during the first calendar quarter of 2007, compared to a net loss per share of ($.02) during the first calendar quarter of 2006.

Cash Flows:

During the three-month period ended March 31, 2007, the Company lists net cash used by operating activities of ($527,800). This includes a net loss for the quarter of ($640,834) plus total adjustments of $113,034 to reconcile net loss to net cash provided by or (used by) operating activities, as follows: increase in portfolio assets, ($148,251); increase in prepaid expenses and other assets of ($61,706); a decrease in accrued fees, wages and other accrued liabilities of ($76,619); depreciation, $12,113; non-cash stock-based compensation, $248,332; profit in minority interests in subsidiaries' net earnings of $95,114; and an increase in accounts payable to trades and others of $44,051.

During this period, the company reports net cash used by investing activities of ($17,900) which was the result of various purchases of property and equipment for use in operating the business.

During the three-month period ended March 31, 2007, the Company lists net cash provided by financing activities of $132,027. This includes the following sources of cash from financing activities: the proceeds from issuance of debt to individuals and others in the amount of $385,000; and total capital contributions from minority interests ($550,000). This includes the following uses of cash from financing activities: repayments of debt to individuals and others, ($258,893); refund of capital contributions to minority interests of ($514,645); distributions to minority interests, ($24,080); and repayments of mortgage loans, ($5,355).

The sources and uses of cash from operating, investing and financing activities result in a net decrease in cash of ($413,673) for the calendar quarter ended March 31, 2007, and results in total cash at the end of the period of $791,447.

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

Off Balance Sheet Arrangements:


Not applicable.

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



Item 3. Controls and Procedures

As of the end of the reporting period, March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings. There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Appointment of Chief Financial Officer

The Company has retained the services of Mr. Rick Coleman as its new Senior Vice President and Chief Financial Officer. The Company and Mr. Coleman entered into an employment agreement, effective March 1, 2007, pursuant to which Mr. Coleman will receive an annual base salary of one hundred, seventy-five thousand dollars ($175,000) and a cash bonus equal to fifty percent (50%) of his base salary, contingent upon the Company's meeting or exceeding the annual financial budget projection approved by the Board for the applicable fiscal year, in addition to any bonuses or incentive compensation granted by the Board in its sole discretion. The Company and Mr. Coleman subsequently amended his employment agreement to provide that he would serve as Senior Vice President, Finance until June 1, 2007, at which time he would become the Company's Chief Financial Officer.

Upon execution of the Coleman Employment Agreement, Mr. Coleman was granted incentive options for a total of seven hundred, fifty thousand (750,000) shares of the Company's common stock under the Company's stock option plan (the "Incentive Stock Options"). One third of such Incentive Stock Options became exercisable upon the full execution of the employment agreement, and the remaining two thirds of such Incentive Stock Options shall become exercisable with one half of the two thirds being exercisable on each of the subsequent two successive anniversary dates of the employment agreement, provided that Mr. Coleman is employed by the Company on each such anniversary date.

Mr. Coleman's employment agreement has a term of two (2) years, and automatically renews for successive one-year periods as of each successive anniversary date. Either party may terminate the agreement upon the provision of 90 days' prior written notice to the other party. However, should the Coleman Employment Agreement be terminated by the Company without good cause, Mr. Coleman is entitled to receive all compensation and benefits provided under the employment agreement for the remainder of the calendar year in which the termination occurs and for the succeeding calendar year.

The Company believes that Mr. Coleman's prior experience will be essential for supporting the Company's growth objectives. Brief highlights of Mr. Coleman's prior experience includes serving as the President and Chief Financial Officer of Industrial Cleaning Management, LLC from August 2002 through May 2005, and over fifteen years serving in various senior management, financial and accounting positions in the retail industry.

There is no family relationship between or among Mr. Coleman and any of our other officers or directors.

Departure of Executive Vice President

On May 16, 2007, the Company released Mr. Dan Barnett, the Company's Executive Vice President, Secretary and Treasurer. Mr. Barnett was serving under the terms of a three-year employment agreement with the Company. Under the terms of Mr. Barnett's employment agreement, if he is released without "Good Cause" as defined in the employment agreement, Mr. Barnett would be entitled to receive payment of salary and benefits as if the employment agreement was not terminated. As Mr. Barnett's release by the Company was not for "Good Cause", Mr. Barnett will continue to receive payments of salary and benefits through December 31, 2010. Pursuant to the terms of the Series A Preferred Stock Financing Agreement, Mr. Barnett was named a Director of the Company and he will continue to serve in this capacity.

Item 6. Exhibits.


  Exhibit No.     Exhibit Name:

   10.1        Elf Fork  Capital,  L.L.C.  -  Operating  &  Servicing  Agreement
               Template

   31.1 Chief Executive Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002

   31.2 Chief Financial Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002

   32.1 Chief Executive Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

   32.2 Chief Financial Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORTGAGE ASSISTANCE CENTER CORPORATION




Date: May 21, 2007                        By:      /s/ Ron Johnson
                                               ---------------------------------
                                                 Ron Johnson,
                                                 President and
                                                 Chief Executive Officer



Date: May 21, 2007                        By:      /s/ Dale Hensel
                                               ---------------------------------
                                                 Dale Hensel,
                                                 Chief Financial Officer
                                                 (principal accounting officer)