Form 10QSB/A
period 2007-03-31
Mortgage Assistance Center Corp
filed 2007-05-22
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A



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

--------------------------------------------------------------------------------
           1341 W. Mockingbird Lane, Suite 1200 West, Dallas, TX 75247
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Note 8 - Notes Payable

          At March 31, 2007, notes payable to individuals and others were comprised of the following:




Non-interest bearing loan payable to minority interest
partner in MAP/MAC, L.L.C., due upon demand                      $1,320,136

Loans payable to One Source Mortgage Investments,
Inc., due interest only monthly or semiannually
 at 12%, maturing September 2008 - March 2009                     1,011,500

Loans payble to various individuals, due principal and
accrued interest at 12% at maturity in October-
November 2008                                                       444,175

Loan payable to Kirtland Realty Group, L.P., due
interest only monthly at 14%, maturing November 2008                223,200

Loan payble to individual, due interest only
quarterly at 12%, maturing November 2008                            100,000

Non-interest bearing loans payable to joint venture
partners, payable out of joint venture distributions                 42,179
                                                                 ----------


   Total                                                          3,141,190

   Less portion due within one year                               1,362,315
                                                                 ----------

                                                                 $1,778,875
                                                                 ==========

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

Note 12 - Income Taxes

         The components of income tax (benefit) expense, on continuing operations, for the three months ended March 31, 2007 and March 31, 2006 , respectively, are as follows:



                                     Three Months Ended
                               March 31,         March 31,
                                  2007             2006
                           ---------------    ---------------

  Federal:
     Current                          $ -                $ -
     Deferred                           -                  -
                           ---------------    ---------------

                                        -                  -
                           ---------------    ---------------

   State:
     Current                            -                  -
     Deferred                           -                  -
                           ---------------    ---------------


     Total                            $ -                $ -
                           ===============    ===============




          The Company's income tax expense for the three months ended March 31, 2007 and March 31, 2006, respectively, differed from the statutory tax rate of 34.0% as follows:

                                                              Three Months Ended
                                              March 31,          March 31,
                                                 2007               2006


Statutory rate applied to income
       before income taxes                               $(217,900)   $(104,900)
Increase (decrease) in income taxes
      resulting from:
         State income taxes                                    --           --
         Other, including reserve for deferred tax
            asset and application of net operating loss
            loss carryforward                               217,900      104,900
                                                          ---------    ---------
                                                          ---------    ---------
Income tax expense                                        $    --      $    --
                                                          =========    =========

         Deferred tax assets and liabilities consisted of the following at March 31, 2007 and December 31, 2006:



                                                March 31,          December 31,
                                                  2007                2006
                                              -----------        -----------
 Deferred tax assets
       Net operating loss carryforwards       $ 4,056,000        $ 3,327,000
       Less valuation allowance                (4,056,000)        (3,327,000)
                                              -----------        -----------

Net Deferred Tax Asset                        $      --          $      --
                                              ===========        ===========


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