Form 10QSB
period 2007-06-30
Mortgage Assistance Center Corp
filed 2007-08-20
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ending June 30, 2007


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


         For the transition period from ______________ to _____________


                             Commission file number


                     Mortgage Assistance Center Corporation


        (Exact name of small business issuer as specified in its charter)





           Florida                                         06-1413994
           -------                                         ----------
   (State of incorporation)                          (IRS Employer ID Number)

           1341 W. Mockingbird Lane, Suite 1200 West, Dallas, TX 75247
                         -------------------------------
                    (Address of principal executive offices)

                                 (214) 670-0005
                                 --------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,725,124 shares of Common Stock as of June 30, 2007

Transitional Small Business Disclosure Format: Yes |_| No |X|

                     MORTGAGE ASSISTANCE CENTER CORPORATION



                        CONSOLIDATED FINANCIAL STATEMENTS


                                       AND


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


                                  JUNE 30, 2007

                     Mortgage Assistance Center Corporation
                                Table of Contents

                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of June 30, 2007 and December 31,
2006.........................................................................F-3

     Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended June 30, 2007 and 2006...F-5

     Consolidated Statements of Cash Flows
          for the six months ended June 30, 2007 and
2006.........................................................................F-7

     Notes to Consolidated Financial
Statements...................................................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc., a Florida corporation) as of June 30, 2007, the consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2007, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit at June 30, 2007. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 7. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2006 financial statements of Mortgage Assistance Center Corporation were audited by us and we expressed an unqualified opinion in our report dated March 30, 2007, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 13, 2007



                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2007 (Unaudited) and December 31, 2006 (Audited)




                                  ASSETS                       June 30,    December 31,
                                                                2007           2006
                                                             (Unaudited)    (Audited)
                                                             -----------   -----------

Current Assets:
      Cash and cash equivalents                              $ 1,329,000   $ 1,205,120
      Portfolio assets, at cost (net impairment reserve of
          $385,260 and $253,508 at June 30, 2007 and
          December 31, 2006 respectively)                      7,139,592     6,798,509
      Prepaid expenses and other                                 232,280       194,405
                                                             -----------   -----------

Total Current Assets                                           8,700,872     8,198,034
                                                             -----------   -----------

Property and Equipment, at cost:
      Land                                                       699,600       699,600
      Building and improvements                                  621,967       606,799
      Office furniture and equipment                             413,779       118,670
                                                             -----------   -----------
                                                               1,735,346     1,425,069

Less accumulated depreciation                                     97,232        73,468
                                                             -----------   -----------
                                                               1,638,114     1,351,601
                                                             -----------   -----------

Investments and Other Assets:
      Deposits                                                    25,404         3,450
                                                             -----------   -----------

Total Assets                                                 $10,364,390   $ 9,553,085
                                                             ===========   ===========






       The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
            June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                June 30,     December 31,
                                                                     2007           2006
                                                                  (Unaudited)     (Audited)
                                                                 ------------    ------------

Current Liabilities:
      Notes payable-individuals and others                       $  1,262,314    $  1,522,315
      Current portion of mortgages payable                             24,500          24,400
      Accounts payable-trade                                           30,329          58,794
      Accounts payable-other                                           72,090         182,507
      Accrued fees and wages                                          173,078         182,532
      Accrued stock-based compensation                                 96,856          95,947
      Other accrued liabilities                                       174,285         169,068
                                                                 ------------    ------------

Total Current Liabilities                                           1,833,452       2,235,563
                                                                 ------------    ------------

Long-term Debt:
      Notes payable-individuals and others                          2,328,875       1,492,768
      Mortgage payable, less current portion                        1,026,144       1,036,360
                                                                 ------------    ------------

Total Long-term Debt                                                3,355,019       2,529,128
                                                                 ------------    ------------
Minority Interests                                                  6,068,609       5,466,543
                                                                 ------------    ------------

Total Liabilities                                                  11,257,080      10,231,234
                                                                 ------------    ------------

Stockholders' Equity (Deficit):
      Series A convertible preferred stock ($0.001 par value,
         3,000,000 shares authorized, 2,000,000 and 1,500,000
         shares issued and outstanding, aggregate liquidation
         preference of $2,000,000 and $1,500,000, respectively
         at June 30, 2007 and December 31, 2006)                        2,000           1,500
      Common stock ($0.001 par value; 50,000,000 shares
         authorized; 12,725,124 shares issued and outstanding)         12,726          12,726
      Additional paid-in capital                                    3,228,335       2,481,413
      Retained deficit after December 31, 2004                     (4,480,211)     (3,518,248)
                                                                 ------------    ------------
                                                                   (1,237,150)     (1,022,609)
      Subscriptions issuable                                          344,460         344,460
                                                                 ------------    ------------

Total Stockholders' Deficit                                          (892,690)       (678,149)
                                                                 ------------    ------------

Total Liabilities and Stockholders' Equity                       $ 10,364,390    $  9,553,085
                                                                 ============    ============


       The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                Three and Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                                Three Months Ended              Six Months Ended
                                               June 30,     June 30,         June 30,      June 30,
                                                2007          2006             2007         2006
                                                            (Restated)                    (Restated)
                                            -----------    -----------    -----------    -----------

Operating Revenues:
      Sales of portfolio assets             $ 1,519,753    $   539,347    $ 2,639,202    $   775,635
      Servicing fees and commissions             65,904        139,320        180,300        144,590
      Rental Income                              58,000         26,250        111,004         29,550
      Other                                     421,522          4,739        313,319          7,619
                                            -----------    -----------    -----------    -----------
         Gross operating revenue              2,065,179        709,656      3,243,825        957,394
                                            -----------    -----------    -----------    -----------
      Cost of portfolio assets sold           1,221,925        391,842      1,901,919        548,025
                                            -----------    -----------    -----------    -----------
         Net operating revenue                  843,254        317,814      1,341,906        409,369
                                            -----------    -----------    -----------    -----------

Operating Expenses:
      Salaries, wages and contract  labor       467,130        184,072      1,065,164        398,565
      Selling, general and                      366,952        254,527        692,812        410,615
         administrative expenses
      Bad debts                                  78,080           --          185,674           --
      Depreciation and amortization              24,083          5,642         36,196         11,285
                                            -----------    -----------    -----------    -----------
         Total operating expenses               936,245        444,241      1,979,846        820,465
                                            -----------    -----------    -----------    -----------

Operating loss                                  (92,991)      (126,427)      (637,940)      (411,096)
                                            -----------    -----------    -----------    -----------

Other income (expense):
      Interest and other income                  99,250         89,766        171,970         98,948
      Interest expense                         (179,798)       (68,250)      (155,932)      (147,773)
      Priority payments                         (58,607)          --         (155,964)          --
                                            -----------    -----------    -----------    -----------

         Total other income (expense)          (139,155)        21,516       (139,926)       (48,825)
                                            -----------    -----------    -----------    -----------

Loss before minority interests and
   income taxes                                (232,146)      (104,911)      (777,866)      (459,921)







       The accompanying notes are an integral part of these consolidated financial statements



                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                Three and Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                            Three Months Ended                       Six Months Ended
                                         June 30,       June 30,        June 30,        June 30,
                                           2007           2006            2007            2006
                                                       (Restated)                      (Restated)
                                     --------------   ------------    ------------    ------------


Loss before minority interests and         (232,146)      (104,911)       (777,866)       (459,921)
income taxes

Minority interests                          (88,983)        17,466        (184,097)         63,987

                                     --------------   ------------    ------------    ------------
Loss before income taxes                   (321,129)       (87,445)       (961,963)       (395,934)

Income tax benefit (expense)                   --             --              --              --
                                     --------------   ------------    ------------    ------------

Net Loss                                   (321,129)       (87,445)       (961,963)       (395,934)

Other comprehensive income                     --             --              --              --
                                     --------------   ------------    ------------    ------------

Comprehensive Loss                   $     (321,129)  $    (87,445)   $   (961,963)   $   (395,934)
                                     ==============   ============    ============    ============

Net loss per weighted-average
share of common stock outstanding,
calculated on net loss:
       Basic                         $        (0.03)  $      (0.01)   $      (0.09)   $      (0.03)
                                     ==============   ============    ============    ============
       Fully diluted                                  $      (0.01)                   $      (0.03)
                                                      ============                    ============

Weighted-average number of
shares of common stock
outstanding:
        Basic                            12,725,124     12,725,124      12,725,124      12,725,124
                                     ==============   ============    ============    ============
        Fully diluted                                   12,725,124                      12,725,124
                                                      ============                    ============





       The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                                                                Six Months Ended
                                                                             June 30,      June 30,
                                                                               2007          2006
                                                                                          (Restated)
                                                                           -----------    -----------

Cash Flows from Operating Activities:
        Net loss                                                           $  (961,963)   $  (395,934)
                                                                           -----------    -----------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
             Depreciation                                                       23,764         11,285
             Non-cash stock based compensation                                 248,332           --
             Minority interests in subsidiaries' net earnings                  184,097        (63,987)
             Change in assets and liabilities:
               (Increase) decrease in portfolio assets                        (341,083)      (684,144)
               (Increase) decrease in prepaid expenses and other               (59,829)        11,789
                                                                           -----------    -----------

                     assets
               Increase (decrease) in accounts payable-trade                   (28,465)        52,727
               Increase (decrease) in accounts payable-other                  (110,417)       (89,784)
               Increase (decrease) in accrued fees and wages                    (9,454)        28,115
               Increase (decrease) in other accrued liabilities                  5,217         97,277
                                                                           -----------    -----------

        Total adjustments                                                      (87,838)      (636,722)
                                                                           -----------    -----------

                   Net Cash Provided (Used) by Operating Activities         (1,049,801)    (1,032,656)
                                                                           -----------    -----------

Cash Flows From Investing Activities

        Purchases of property and equipment                                   (310,278)       (27,354)
                                                                           -----------    -----------

                   Net Cash Used by Investing Activities                      (310,278)       (27,354)
                                                                           -----------    -----------







       The accompanying notes are an integral part of these consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)


                                                                           Six Months Ended
                                                                        June 30,      June 30,
                                                                          2007          2006
                                                                                     (Restated)
                                                                      -----------    -----------

Cash Flows From Financing Activities
        Proceeds from issuance of debt to individuals and others          935,000        651,000
        Repayment of debt to individuals and others                      (358,705)      (230,625)
        Proceeds from issuance of Preferred Stock                         500,000           --
        Capital contributions from minority interests                   2,117,326        350,000
        Refund of capital contributions to minority interests          (1,651,286)          --
        Distributions to minority interests                               (48,160)      (137,149)
        Net advance from stockholder                                         --           17,011
        Repayments of mortgage loan                                       (10,216)          (799)
                                                                      -----------    -----------

                   Net Cash Provided (Used) by Financing Activities     1,483,959        649,438
                                                                      -----------    -----------

                   Net Increase (Decrease) in Cash                        123,880       (410,572)
                                                                      -----------    -----------

                   Cash at Beginning of Period                          1,205,120        598,979
                                                                      -----------    -----------

                   Cash at End of Period                              $ 1,329,000    $   188,407
                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash Paid During the Period for:
        Interest                                                      $   140,541    $   105,896
        Income taxes                                                         --             --














       The accompanying notes are an integral part of these consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 1 - Organization
---------------------

Mortgage Assistance Center Corporation, a Florida Corporation, (formerly Safe Alternatives Corporation of America, Inc.) (the "Company" or "MACC") was organized in 1976, under the name Knight Airlines, Inc. In October 1978, the Company completed an initial public offering of its common stock in Florida, pursuant to an exemption from registration under Regulation A promulgated under the Securities Act of 1933, as amended.

In January 2005, the Company changed its name to Mortgage Assistance Center Corporation, and through a series of corporate reorganizations completed in August 2005, the Company acquired Mortgage Assistance Corporation ("MAC"), a Texas corporation, and MAC is now a wholly owned subsidiary of MACC as described in Note 4.

Note 2 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made and certain prior period amounts have been reclassified to conform to current period presentation. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 - Description of Business
--------------------------------

Through MAC, the Company operates as a financial services company, acquiring and managing pools of distressed real estate-based mortgages and real estate acquired by foreclosures of mortgage notes. The types of mortgage pools acquired include non-performing, charged-off, sub-prime mortgages, typically between ninety days and two years past due and secured by residential real estate.

The Company resells a substantial portion of its loans in various-sized pools, or it forecloses when loans held in its portfolio continue to be in default. As a result, the Company may be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate is held, rehabilitated where necessary, and sold.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 4 - Principles of Consolidation and Basis of Presentation
--------------------------------------------------------------

The accompanying financial statements are consolidated and include the financial statements of MACC and its wholly owned subsidiary; and a number of unincorporated entities. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company through its subsidiary, MAC, has a 50% ownership interest in each of the unincorporated joint ventures and acts as the manager of each venture and, as such, exercises control over each venture. The other members of each of the ventures do not have either (a) the substantive ability to dissolve the venture or otherwise remove the manager without cause, or (b) substantive participating rights. Based on these factors, MAC's interest in each of the joint ventures meets the criteria for consolidation under the provisions of Emerging Issues Tax Force Issue No. 04-5, Determining Whether A General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF Issue No. 04-5") and AICPA Statement of Position 78-9, Accounting for Investments in Real Estate ("SOP 78-9").

The consolidated financial statements include 100% of the assets and liabilities of the unincorporated entities, with the ownership interests of minority investors recorded as a noncurrent liability, "Minority Interests."

On May 17, 2007, MAC sold its 50% interest in the future profits of Dutch Fork Capital, LLC ("Dutch Fork") to the other 50% partner in that venture for $300,000 cash. Two of MACC's directors have indirect ownership interests in Dutch Fork. The sale has been recorded as other income, and all of the assets and applicable minority interests have been eliminated in the accompanying financial statements as of that date.

Note 5 - Accounting Change
--------------------------

Effective January 1, 2006, the Company adopted the provisions of EITF Issue No. 04-5 and SOP 78-9 and began consolidating the accounts MAP/MAC, L.L.C. and its other 50%-owned joint ventures. Historically, the Company had accounted for its investments in such ventures under the equity method. The change was made to more clearly reflect the Company's operations as a financial services company, utilizing funding from third party investors to finance the purchase of mortgage note receivable pools and real estate portfolios, either directly or through unincorporated ventures. As a result of the accounting change, all prior periods presented have been restated to reflect the consolidation of the Company's 50%-owned joint ventures. The accounting change did not have a material impact on the results of operations of the Company.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 6 - Contingent Liability
-----------------------------

During the reporting period ended, June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(3) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. During this evaluation, weaknesses in the Company's disclosure control processes were discovered that prevented the Company's senior management, including the Company's Chief Executive Officer, from obtaining information regarding certain operational aspects related to the Company's joint ventures. While the Company's management believes that it has corrected these weaknesses in its disclosure controls, management is currently unable to estimate, with reasonable certainty, the possible loss, or range of loss, if any, for the previously unknown operational issues. While the Company does not, at this time, believe that the ultimate resolution of these operational issues will necessitate any adjustments with respect to the Company's current or previously issued financial statements, it is reasonably possible that there may be a material adverse effect on the Company's financial position and results of operations, both in the near and long term.

The internal investigation is ongoing, and the Company's executive management and legal counsel are working expeditiously to complete the internal investigation as soon as practicable. The Company's management will then complete a qualitative assessment of all identified issues and determine the resulting effects, including possible monetary effects, of the issues under investigation.

Note 7 - Going Concern Uncertainty
----------------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses for the six months ended June 30, 2007 and prior years, resulting in an accumulated stockholders' deficit as of June 30, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 7 - Going Concern Uncertainty (continued)
----------------------------------------------

The Company completed a $1,500,000 preferred stock financing transaction on November 30, 2006, which required the Company to restructure the majority of its existing short-term debt. The financing agreement contains provisions which could provide additional preferred stock financing up to $1,500,000, of which $500,000 was received during the first quarter of 2007 (see Note 11).

The Company is actively pursuing alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities. The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. However, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plans.

Note 8 - Priority Payments
--------------------------

Two of the Company's joint venture agreements provide for the investors to receive a nine percent cumulative return on invested capital. The Company has expensed $58,607 and $155,964 for the three months and six months ended June 30, 2007, respectively, applicable to these priority payment obligations.

Note 9 - Lease Obligations
--------------------------

In April, the Company entered into a lease agreement for new corporate office space. The lease is for eighty-four months commencing May 1, 2007, with monthly rents commencing at $15,001 per month for the first twelve months escalating to $21,954 per month for the final twelve months, for a total of approximately $1,629,000 over the lease term.

Note 10 - Share-Based Compensation
----------------------------------

The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

At June 30, 2007, the Company has granted stock options for a total of 3,508,200 shares of common stock under its 2006 Equity Incentive Plan and had also granted common stock purchase warrants of 1,023,891 shares. All outstanding options and warrants were granted on or

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 10 - Share-Based Compensation (continued)
----------------------------------------------

after November 28, 2006. Any previous agreements with employees, former employees or consultants were cancelled. The total compensation cost that has been charged against income for all such options and warrants granted was $248,332 for the six months ended June 30, 2007 and $992,182 for the year ended December 31, 2006. The share-based compensation expense increased the basic loss per share by $0.02 for the quarter ended March 31, 2007 and there was no additional expense for the quarter ended June 30, 2007. The result reflects no related tax benefit due to the Company's full valuation allowance on its deferred tax assets. As of June 30, 2007, there was $823,341 of compensation expense related to non-vested share awards that is expected to be recognized over a period of three years.

All of the options and warrants granted, with the exception of the options for 2,450,000 shares under employment agreements with four officers and another key employee, were fully vested at the grant date.

The lattice (trinomial) option -pricing model was used to estimate the fair value options and warrants at grant date in 2006 and 2007. The weighted-average grant date fair value of options and warrants granted in 2006 and 2007 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

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

          The risk-free rate of return is estimated based on the yield curve of the Constant Maturity Treasury ("CMTs") as published by the U.S. Treasury Department. These rates are projected over a range of future maturity dates based on the closing market bid yields on actively traded Treasury securities in the over-the-counter market.

          The Company's assumed dividend yield of zero is based on the fact that it has never paid cash dividends and has no present intent to pay cash dividends.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

Note 10 - Share-Based Compensation (continued)
----------------------------------------------

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


Note 11 - Series A Preferred Stock Financing Agreement
------------------------------------------------------

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,111,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 of the preferred shares on November 30, 2006, with an additional 1,500,000 preferred shares to be purchased in increments of 500,000, conditioned on the satisfaction on March 31, June 30 and September 30, 2007 of certain financial benchmarks set forth in the Purchase Agreement.

The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period, and during April the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction. The Company did not achieve its benchmarks for the period ended June 30, 2007 and the Investors have advised the Company that they do not intend to fund further tranches under the Purchase Agreement.

Note 12 - Subsequent Events
---------------------------

As mentioned in prior reports, the Company has historically been unable to generate sufficient cash from operations to meet its ongoing financial obligations, and has continued to rely on additional borrowings and sales of stock to provide adequate liquidity. In August, the Company

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


Note 12 - Subsequent Events (continued)
---------------------------------------

received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of an aggregate number of new shares sufficient to result in the Investors holding 95% of the outstanding shares of common stock. In connection with this transaction, all outstanding warrants and shares of preferred stock would either be cancelled or exercised or converted into shares of common stock by the Investors and counted toward the aggregate numbers of shares held by the Investors. The proposed investment is also subject to several conditions including, but not limited to, (1) the approval of the transaction by the Company's Board of Directors, (2) the approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock, and (3) the Company obtaining a bridge loan of $300,000 from one of our joint venture investors, who agreed to immediately fund the proposed bridge loan subject to the Company accepting the proposed equity financing. Upon receiving the proposal, a special meeting of the Company's Board of Directors was held to discuss the proposal. As no other financing alternatives were made known during the meeting, the Board of Directors approved the proposed financing, subject to any alternative financing becoming immediately available to the Company. As no other sources of funding could be obtained by the Company within the time frame required to meet its payroll and other obligations, the Company is in the process of finalizing its financing agreement with the Investors.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements:

From time to time, certain information provided by Mortgage Assistance Center Corporation ("MACC" or the "Company"), including written or oral statements made by its representatives, may contain forward-looking information as defined in
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form
10-QSB are forward-looking statements. Words such as "expects", "believes", "anticipates", "may", "intends", "projects", "estimates" and similar expressions are intended to identify forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. However, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company's profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company's control. These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, availability of mortgage note portfolios at acceptable prices, and increases in operating costs. A more comprehensive discussion of risk factors is included in the Company's Form 10-KSB for the year ended December 31, 2006. The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Business Overview:

On May 10, 2005, the Company entered into a Business Combination Agreement with Mortgage Assistance Corporation ("MAC"), a Texas corporation. MAC became a wholly owned subsidiary of MACC upon consummation of the transaction under this agreement in August 2005. MACC buys, sells and manages distressed single-family real estate and non-performing mortgages secured by single-family residential real estate in the secondary market in the United States through its subsidiary MAC.

MAC purchases non-performing, charged-off, sub-prime first and second lien mortgages. These mortgage notes are secured by real estate, are typically 90 days to 2 years past due at the time of purchase, and in many cases have been foreclosed upon. These mortgages are purchased in pools or portfolios of assets from major lending institutions and usually at a substantial discount to the outstanding principal balance and to the current market value of the underlying real estate. This business model enables MAC to provide assistance to borrowers and provide liquidity to lenders that need to remove non-performing loans from their books in order to restore their lending power or comply with government rules regarding non-performing loans.

The Company generates revenue though four primary activities including: (a) immediate resale of its mortgage notes to other investors; (b) rehabilitating the note to performing status and reselling it to a secondary investor; (c) foreclosing or obtaining a deed-in-lieu of foreclosure on properties that continue to be non-performing; or (d) purchasing real estate that has gone through the foreclosure process and then either renting or selling the real estate. The Company believes that current and future market conditions signal an increasing rate of foreclosures on residential properties. Accordingly, the Company anticipates increased business opportunities from this segment.

Additionally, MAC generates revenue via fees charged to manage and service mortgage notes for its joint ventures and other investors. When the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold.

The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. In addition, the Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of June 30, 2007. These circumstances, along with others discussed in this section and elsewhere in this Form 10-QSB create substantial risk regarding the Company's ability to continue as a going concern.




Liquidity and Capital Resources
-------------------------------
     Cash and cash equivalents totaled $1,329,000 as of June 30, 2007, compared with $1,205,120 as of December 31, 2006.

Net cash provided by operating activities
-----------------------------------------
     Net cash used in operating activities was $ 1,049,801 for the six months ended June 30, 2007, compared with $1,032,656 for the six months ended June 30, 2006. The net loss discussed below was the primary factor in the net cash used in operations.

Net cash used in investing activities
-------------------------------------
     Net cash used in investing activities was $310,278 for the six months ended June 30, 2007, compared with $27,354 for the six months ended June 30, 2006. The increase in net cash used in investing activities represents leasehold improvements associated with the relocation of the Company's corporate offices and additional computer hardware and software acquisitions.

     The Company projects that it will invest approximately $200,000 in additional capital expenditures during the remainder of the year, primarily to continue to upgrade its information technology; however, such amounts will be dependent on the Company's ability to generate cash flow from operations and/or acquire additional funds through future financing activities.

Net cash provided by financing activities
-----------------------------------------
     Net cash provided by financing activities was $1,483,959 for the six months ended June 30, 2007, compared with $649,438 for the six months ended June 30, 2006. The increase over the prior year was primarily due to the issuance of $500,000 of additional Series A Preferred Stock, the issuance of $935,000 of additional promissory notes, and the net capital contributions from minority interests.

Cash requirements
-----------------
     The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. As a fundamental part of the Company's financing strategy, the Company entered into an agreement to sell $1,500,000 of Series A Preferred Stock to W. C. Payne Investments, LLC and FAX/MACC, LP (the "Investors") in November, 2006. The agreement also provided that the Investors purchase an additional $1,500,000 of Series A Preferred Stock in three increments of $500,000 each, conditioned on the satisfaction, on March 31, June 30, and September 30, 2007, of certain financial benchmarks and other terms set forth in the agreement. The Company did not achieve its benchmarks for the period ended March 31, 2007 or June 30, 2007. The Investors waived the benchmarks for the period ended March 31, 2007, and the Company received the first of the three subsequent tranches of $500,000 in cash in April as contemplated by the agreement. However, as a result of missing the benchmarks for the period ended June 30, 2007, the Investors have advised the Company that they do not intend to fund further tranches under the Purchase Agreement.

     As mentioned in prior reports, the Company has historically been unable to generate sufficient cash from operations to meet its ongoing financial obligations, and has continued to rely on additional borrowings and sales of stock to provide adequate liquidity. In August, the Company received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of an aggregate number of new shares sufficient to result in the Investors holding 95% of the outstanding shares of common stock. In connection with this transaction, all outstanding warrants and shares of preferred stock would either be cancelled or exercised or converted into shares of common stock by the Investors and counted toward the aggregate numbers of shares held by the Investors. The proposed investment is also subject to several conditions including, but not limited to, (1) the approval of the transaction by the Company's Board of Directors, (2) the approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock, and (3) the Company obtaining a bridge loan of $300,000 from one of our joint venture investors, who agreed to immediately fund the proposed bridge loan subject to the Company accepting the proposed equity financing. Upon receiving the proposal, a special meeting of the Company's Board of Directors was held to discuss the proposal. As no other financing alternatives were made known during the meeting, the Board of Directors approved the proposed financing, subject to any alternative financing becoming immediately available to the Company. As no other sources of funding could be obtained by the Company within the time frame required to meet its payroll and other obligations, the Company is in the process of finalizing its financing agreement with the Investors.

     The Company anticipates that it will continue to depend on external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. The Company's ability to continue to operate as a going concern will be largely influenced by its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and to ultimately sustain profitability.

Results of Operations
---------------------

Gross Operating Revenue
-----------------------
     Gross operating revenue for the three months ended June 30, 2007 was $2,065,179 compared with $709,656 for the three months ended June 30, 2006, an increase of $1,355,523, or 191%.

     Gross operating revenue for the six months ended June 30, 2007 was $3,243,825 compared with $957,394 for the six months ended June 30, 2006, an increase of $2,286,431, or 239%.

Net Operating Revenue
---------------------
     Net operating revenue, as a percentage of sales, was 40.83% and 44.78% for the three months ended June 30, 2007 and June 30, 2006, respectively. Margin contribution dollars increased to $843,254 from $317,814, an increase of $525,440, or 165%. For the six months ended June 30, 2007 and June 30, 2006, respectively, net operating revenue, as a percentage of sales, was 41.37% and 42.76%. Margin contribution dollars increased to $1,341,906 from $409,369, an increase of $932,537, or 228%.

Operating expenses
------------------
     Operating expenses, as a percentage of sales, were 45% and 63% for the three months ended June 30, 2007 and June 30, 2006, respectively. The operating expenses, as a percentage of sales, were 61% and 86% for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease, as a percentage of sales, was primarily due to the leveraging impact of the significant increase in gross operating revenue.

Net loss
--------
     Net loss was $321,129 and $87,445 for the three months ended June 30, 2007 and June 30, 2006, respectively. Net loss was $961,963 and $395,934 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Item 3. Controls and Procedures

During the reporting period ended, June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(3) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. During this evaluation, weaknesses in the Company's disclosure control processes were discovered that prevented the Company's senior management, including the Company's Chief Executive Officer, from obtaining information regarding certain operational aspects related to the Company's joint ventures. While the Company's management believes that it has corrected these weaknesses in its disclosure controls, management is currently unable to estimate, with reasonable certainty, the possible loss, or range of loss, if any, for the previously unknown operational issues. While the Company does not, at this time, believe that the ultimate resolution of these operational issues will necessitate any adjustments with respect to the Company's current or previously issued financial statements, it is reasonably possible that there may be a material adverse effect on the Company's financial position and results of operations, both in the near and long term.

The internal investigation is ongoing, and the Company's executive management and legal counsel are working expeditiously to complete the internal investigation as soon as practicable. The Company's management will then complete a qualitative assessment of all identified issues and determine the resulting effects, including possible monetary effects, of the issues under investigation.

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

None

Item 6. Exhibits.

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

                                           MORTGAGE ASSITANCE CENTER CORPORATION




Date:  August 20, 2007                     By: /s/ Ron Johnson
                                              ----------------------------------
                                              Ron Johnson
                                              President and
                                              Chief Executive Officer



Date:  August 20, 2007                     By: /s/ Richard D. Coleman
                                              ----------------------------------
                                              Richard D. Coleman
                                              Chief Financial Officer
                                              (principal accounting officer)