Form 10QSB
period 2007-09-30
Mortgage Assistance Center Corp
filed 2007-11-14
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-QSB

          [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


               For the quarterly period ending September 30, 2007


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,070,924 shares of Common Stock as of September 30, 2007

Transitional Small Business Disclosure Format: Yes |_| No |X|

                     MORTGAGE ASSISTANCE CENTER CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                               SEPTEMBER 30, 2007

                     Mortgage Assistance Center Corporation
                                Table of Contents

                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Financial Statements
     Consolidated Balance Sheets
          as of September 30, 2007 and December 31, 2006.....................F-3

     Consolidated Statements of Operations and Comprehensive Loss
          for the three months and nine months ended
          September 30, 2007 and 2006........................................F-5

     Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2007 and 2006..............F-7

     Notes to Consolidated Financial Statements..............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas

We have reviewed the accompanying consolidated balance sheet of Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc., a Florida corporation) as of September 30, 2007, the consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2007, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit at September 30, 2007. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 9. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

The December 31, 2006 financial statements of Mortgage Assistance Center Corporation were audited by us and we expressed an unqualified opinion in our report dated March 30, 2007, but we have not performed any auditing procedures since that date.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
November 14, 2007



                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2007 (Unaudited) and December 31, 2006 (Audited)


                                     ASSETS                        September 30,      December 31,
                                                                       2007              2006
                                                                    (Unaudited)        (Audited)
                                                                    ----------        ----------

Current Assets:
      Cash and cash equivalents                                     $  911,561        $1,205,120
      Portfolio assets, at cost (net impairment reserve of
             $215,543 and $253,508 at September 30, 2007 and
             December 31, 2006 respectively)                         6,688,206         6,798,509
      Prepaid expenses and other                                       265,627           194,405
                                                                    ----------        ----------

Total Current Assets                                                 7,865,394         8,198,034
                                                                    ----------        ----------

      Land                                                             699,600           699,600
      Building and improvements                                        639,801           606,799
      Office furniture and equipment                                   422,471           118,670
                                                                    ----------        ----------
                                                                     1,761,872         1,425,069

Less accumulated depreciation                                          122,596            73,468
                                                                    ----------        ----------
                                                                     1,639,276         1,351,601
                                                                    ----------        ----------

Investments and Other Assets:
      Deposits                                                          25,404             3,450
                                                                    ----------        ----------
Total Assets                                                        $9,530,074        $9,553,085
                                                                    ==========        ==========






              The accompanying notes are an integral part of these
                        consolidated financial statements



                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
         September 30, 2007 (Unaudited) and December 31, 2006 (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY                                              September 30,    December 31,
                                                                                      2007           2006
                                                                                   (Unaudited)     (Audited)
                                                                                  ------------    ------------

Current Liabilities:
      Current portion of notes payable to individuals                             $  1,520,136    $  1,522,315
      Current portion of mortgages payable                                              24,500          24,400
      Advances from stockholders                                                       500,000            --
      Accounts payable                                                                  34,504         241,301
      Settlement costs                                                                 440,000            --
      Accrued fees and wages                                                            81,001         182,532
      Accrued stock-based compensation                                                  96,856          95,947
      Other accrued liabilities                                                        302,023         169,068
                                                                                  ------------    ------------
Total Current Liabilities                                                            2,999,020       2,235,563
                                                                                  ------------    ------------
Long-term Debt:
      Notes payable-individuals and others                                           3,679,875       1,492,768
      Mortgage payable, less current portion                                         1,020,811       1,036,360
                                                                                  ------------    ------------

Total Long-term Debt                                                                 4,700,686       2,529,128
                                                                                  ------------    ------------
Minority Interests                                                                   4,204,986       5,466,543
                                                                                  ------------    ------------

Total Liabilities                                                                   11,904,692      10,231,234
                                                                                  ------------    ------------

Stockholders' Equity (Deficit):
      Series A convertible preferred stock ($0.001 par value,
         3,000,000 shares authorized; 2,000,000 and 1,500,000 shares issued and outstanding; aggregate liquidation preference of $2,000,000 and
         $1,500,000; cumulative undeclared dividends of $154,110 and $12,500
         respectively at September 30, 2007 and December 31, 2006)                       2,000           1,500
      Common stock ($0.001 par value; 50,000,000 shares
         authorized; 14,070,924 and 12,725,124 shares issued and
         outstanding respectively, at September 30, 2007 and December 31,
         2006)                                                                          14,071          12,726
      Additional paid-in capital                                                     3,240,449       2,481,413
      Retained deficit after December 31, 2004                                      (5,975,598)     (3,518,248)
                                                                                  ------------    ------------
                                                                                    (2,719,078)     (1,022,609)
      Subscriptions issuable                                                           344,460         344,460
                                                                                  ------------    ------------

Total Stockholders' Deficit                                                         (2,374,618)       (678,149)
                                                                                  ------------    ------------

Total Liabilities and Stockholders' Equity                                        $  9,530,074    $  9,553,085
                                                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)



                                               Three Months Ended                     Nine Months Ended
                                           September 30,  September 30,  September 30,  September 30,
                                               2007           2006           2007           2006
                                                           (Restated)                    (Restated)
                                           -----------    -----------    -----------    -----------


Operating Revenues:
      Sales of portfolio assets            $   901,028    $ 1,073,470    $ 2,158,541    $ 1,849,105

      Servicing fees                             3,908        146,965        184,208        291,555
      Rental Income                             53,000         52,500        164,004         82,050
      Other                                      6,070          5,385        179,451         13,004
                                           -----------    -----------    -----------    -----------
         Gross operating revenue               964,006      1,278,320      2,686,204      2,235,714
                                           -----------    -----------    -----------    -----------
      Cost of portfolio assets sold            665,712        833,545      1,542,451      1,381,570
                                           -----------    -----------    -----------    -----------
         Net operating revenue                 298,294        444,775      1,143,753        854,144
                                           -----------    -----------    -----------    -----------

Operating Expenses:
      Salaries, wages and contract labor       560,326        218,543      1,625,490        617,107
      Selling, general and                     833,684        189,858      1,523,732        607,156
         administrative expenses
      Depreciation and amortization             25,364          5,831         49,128         17,116
      Bad debts                                  5,000         97,509        190,674         97,509
                                           -----------    -----------    -----------    -----------
         Total operating expenses            1,424,374        511,741      3,389,024      1,338,888
                                           -----------    -----------    -----------    -----------

Operating loss                              (1,126,080)       (66,966)    (2,245,271)      (484,744)
                                           -----------    -----------    -----------    -----------

Other income (expense):
      Interest and other income                  2,408          4,334          8,689        109,942
      Interest expense                        (128,379)       (78,756)      (284,314)      (226,507)
      Priority payments                        (38,121)          --         (114,655)          --
      Loss on retirement of property              --             --          (12,432)          --
                                           -----------    -----------    -----------    -----------
         Total other income (expense)         (164,092)       (74,422)      (402,712)      (116,565)
                                           -----------    -----------    -----------    -----------

Loss from continuing operations before
   minority interests and  income taxes     (1,290,172)      (141,388)    (2,647,983)      (601,309)







              The accompanying notes are an integral part of these
                        consolidated financial statements


                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
             Three and Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                               Three Months Ended              Nine Months Ended
                                          September 30,   September30,    September 30,   September 30,
                                              2007            2006            2007            2006
                                                           (Restated)                      (Restated)
                                          ------------    ------------    ------------    ------------

Loss from continuing operations before
   minority interests and  income taxes   $ (1,290,172)   $   (141,388)   $ (2,647,983)   $   (601,309)

Minority interests                             (65,186)        (71,815)       (108,934)         (7,828)
                                          ------------    ------------    ------------    ------------
Loss from continuing operations before
   income taxes                             (1,355,358)       (213,203)     (2,756,917)       (609,137)

Income tax benefit (expense)                      --              --              --              --
                                          ------------    ------------    ------------    ------------
Loss from continuing operations             (1,355,358)       (213,203)     (2,756,917)       (609,137)

Discontinued operations:
  Income from Operations of Dutch Fork
     Capital, LLC (Including gain on
     disposal of $160,128)                        --              --           300,066            --
                                          ------------    ------------    ------------    ------------
Net Loss                                    (1,355,358)       (213,203)     (2,456,851)       (609,137)

Other comprehensive income                        --              --              --              --
                                          ------------    ------------    ------------    ------------
Comprehensive Loss                        $ (1,355,358)   $   (213,203)   $ (2,456,851)   $   (609,137)
                                          ============    ============    ============    ============

Basic earnings (loss) per weighted
  -average common shares outstanding:
       Continuing operations              $      (0.10)   $      (0.02)   $      (0.21)   $      (0.06)
       Discontinued operations                    --              --              0.02            --
                                          ------------    ------------    ------------    ------------
       Net Loss                           $      (0.10)   $      (0.02)   $      (0.19)   $      (0.06)
                                          ============    ============    ============    ============
Fully diluted earnings (loss) per
   weighted average common shares
   outstanding calculated on net
   loss and cumulative undeclared
   dividends on preferred stock
        Continuing operations                             $      (0.02)                   $      (0.06)
        Discontinued operations                                   --                              --
                                          ------------    ------------    ------------    ------------
        Net Loss                                                          $      (0.02)   $      (0.06)
                                          ============    ============    ============    ============
Weighted-average number of shares
   of common stock outstanding:
        Basic                               13,427,983      12,725,124      12,956,836      12,725,124
                                          ------------    ------------    ------------    ------------
        Diluted                                             12,725,124                      12,725,124
                                                          ------------                    ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements



                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                          September 30,   September,
                                                                              2007            2006
                                                                                           (Restated)
                                                                           -----------    -----------

Cash Flows from Operating Activities:
        Net loss                                                           $(2,456,851)   $  (609,137)
                                                                           -----------    -----------
        Results from discontinued operations                                  (300,066)          --
                                                                           -----------    -----------
        Loss from continuing operations                                     (2,756,917)      (609,137)
                                                                           -----------    -----------
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
             Depreciation                                                       49,128         17,116
             Non-cash stock based compensation                                 248,332           --
             Minority interests in subsidiaries' net earnings                  108,935          7,828
             Change in assets and liabilities:
                Increase in portfolio assets                                (2,395,768)      (961,804)
                Increase in prepaid expenses and other assets                  (93,308)       (75,183)
                Decrease in accounts payable                                  (206,797)       (46,193)
                Increase in settlement costs                                   440,000           --
                Increase in accrued liabilities                                 31,424        194,607
                                                                           -----------    -----------

        Total adjustments                                                   (1,818,054)      (863,629)
                                                                                          -----------

                   Net Cash Used by Operating Activities                    (4,574,971)    (1,472,766)
                                                                           -----------    -----------

Cash Flows From Investing Activities

        Purchases of property and equipment                                   (336,803)       (42,731)
                                                                           -----------    -----------
                   Net Cash Used by Investing Activities                      (336,803)       (42,731)
                                                                           -----------    -----------














              The accompanying notes are an integral part of these
                       consolidated financial statements



                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                   September 30,    September 30,
                                                                       2007             2006
                                                                                     (Restated)
                                                                   -----------       -----------

Cash Flows From Financing Activities
        Proceeds from issuance of debt                              2,586,000         1,571,500
        Repayment of debt                                            (400,982)         (496,615)
        Proceeds from issuance of Preferred Stock                     500,000              --
        Proceeds from issuance of Common Stock                         13,459              --
        Capital contributions from minority interests               2,015,875           402,000
        Refund of capital contributions to minority interests        (783,527)             --
        Distributions to minority interests                           (72,240)         (220,169)
        Net advance from stockholders                                 500,000            13,028
        Repayments of mortgage loan                                   (15,549)           (5,580)
                                                                  -----------       -----------

                   Net Cash Provided by Financing Activities        4,343,036         1,264,164
                                                                  -----------       -----------

                   Net Cash Provided by Discontinued Operations       275,178              --
                                                                  -----------       -----------

                   Net Decrease in Cash                              (293,560)         (251,333)

                   Cash at Beginning of Period                      1,205,120           598,979
                                                                  -----------       -----------

                   Cash at End of Period                          $   911,560       $   347,646
                                                                  ===========       ===========

Supplemental Disclosures of Cash Flow Information

Cash Paid During the Period for:
        Interest                                                  $   398,969    $   166,208
        Income taxes                                                     --             --








              The accompanying notes are an integral part of these
                       consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 1 - Organization
         ------------

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

In January 2005, the Company changed its name to Mortgage Assistance Center Corporation, and through a series of corporate reorganizations completed in August 2005, the Company acquired Mortgage Assistance Corporation ("MAC"), a Texas corporation. MAC is now a wholly owned subsidiary of MACC as described in
Note 4.

Note 2 - Basis of Presentation
         ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made and certain prior period amounts have been reclassified to conform to current period presentation. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 3 - Description of Business
         -----------------------

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 4 - Principles of Consolidation and Basis of Presentation
         -----------------------------------------------------

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

The consolidated financial statements include 100% of the assets and liabilities of the unincorporated entities, with the ownership interests of minority investors recorded as a noncurrent liability, "Minority Interests." On May 17, 2007, MAC sold its 50% interest in the future profits of Dutch Fork Capital, LLC ("Dutch Fork") to the other 50% partner in that venture for $300,000 cash. Two of MACC's directors have indirect ownership interests in Dutch Fork. All of the assets, liabilities and applicable minority interests have been eliminated, and the results of operations have been classified as Discontinued Operations, in the accompanying financial statements.

Note 5 - Accounting Change
         -----------------

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 6 - Settlement Costs
         ----------------

In Note 6 of the Notes to Financial Statements of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, the Company disclosed that it was undergoing an internal investigation with respect to certain inappropriate practices that it had discovered during a review of its controls and procedures.

MAC acts as the sole manager for several limited liability companies (the "LLCs"), each of which holds loan portfolios, former REO properties or a combination of both (the "Properties"). As manager, MAC selects the properties to be purchased by the LLC and has obtained either loans or equity investments from the LLC members in order to acquire the Properties. In addition, MAC has entered into servicing agreements with the LLCs, pursuant to which MAC is to perform services related to the Properties (the "Servicing Agreements"). Due to MAC's operating control over these entities and its 50% interest in the profits, each of these LLCs is consolidated in the Company's financial statements.

MAC, in the regular course of its business, also sells Properties from its inventories to various unconsolidated individuals and entities ("Purchasers") and enters into Servicing Agreements with these individuals and entities pursuant to which MAC is entitled to a 50% share in the profits generated from its servicing activities.

Through the course of the initial part of the internal investigation, the Company discovered that (a) MAC charged various LLCs and Purchasers for services under the Servicing Agreements, yet failed to adequately provide the applicable services ("Service Overcharges"), and (b) MAC either, on behalf of itself or as manager of an LLC, sold Properties (1) from its inventory to an LLC, (2) from one LLC to another LLC, (3) from its inventory to a Purchaser, or (4) from an LLC to a Purchaser, for prices higher than the acquisition cost of such Properties, notwithstanding the fact that the agreements governing MAC's management of the LLCs specifically required that any such sales of Properties be at MAC's acquisition cost. Although there is no similar requirement under any of the agreements with Purchasers, the investigation has uncovered some indication that the Purchasers may have also believed that their purchase of Properties was at MAC's acquisition cost.

Based on its findings during the internal investigation, the Company has accrued settlement costs of $440,000 in the accompanying financial statements, which represent its best estimate of the amount that will be sufficient to settle the Service Overcharges and excess profits generated by the aforementioned sale of Properties. Because the Company reports the operations of the LLCs on a consolidated basis whereby intercompany transactions were eliminated in consolidation, it does not believe that the impact of these Service Overcharges and profits necessitates any adjustments with respect to the Company's previously issued financial statements. These profits did, however, impact the profits and losses reported by the individual LLCs to their respective non-Company members.

The Company believes that it has corrected the weaknesses in its controls and procedures by creating additional levels of review and approval of acquisitions and sales of portfolio assets.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 7 - Series A Preferred Stock Financing Agreement
         --------------------------------------------

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

The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period, and during April the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction. The Company did not achieve its benchmarks for the period ended June 30, 2007 and the Investors advised the Company that they did not intend to fund further tranches under the Purchase Agreement.

In August 2007, after discussions with the Investors, the Company received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of 267,347,556 new shares of common stock, which will result in the Investors holding 95% of the outstanding shares of common stock (the "Transaction"). At the time the Company received the proposal from the Investors, Mr. Payne, through his relationship with W.C. Payne Investments, agreed to exercise warrants to purchase 448,600 shares of common stock; and Mr. Jones, through his relationship with FAX/MAC, agreed to purchase 897,200 shares of common stock. Upon completion of this transaction, all additional previously issued but unexercised warrants held by the Investors would be cancelled.

Effective September 2007, the Company entered into an agreement with the Investors pursuant to which the Transaction described above will be consummated. The agreement was structured as an amendment to the Purchase Agreement described above. The Investors advanced the $1,000,000 purchase price for the 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. Upon filing of the Amendment with the Florida Department of State, the Company will issue the 267,347,556 shares to the Investors.

Messrs. William G. Payne and Rod C. Jones are members of the Company's Board of Directors. Mr. Payne is also the Managing Member of W.C. Payne Investments, L.L.C. and Mr. Jones is a limited partner in FAX/MACC, L.P., and the Managing Member of FAX GenPar, LLC, which is the General Partner of Family Access Exchange II, L.P, which is the General Partner of FAX/MACC, L.P.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 8 - Lender Agreement
         ----------------

On August 10, 2007, in connection with the transaction discussed in Note 7 above, the Company received from an investor a $300,000 bridge loan in the form of two non-interest bearing promissory notes, a demand note in the principal amount of $100,000, and a sixty-day term note. The investor is the sole shareholder of a company that has provided additional funding totaling approximately $5,000,000 to the Company for the purchase of portfolio assets over the last two years. In connection with these notes, the Company granted to the investor the right to receive from the Company a warrant to purchase 37,522,464 shares of common stock at an exercise price per share equal to the closing price of a share of the common stock on the day immediately preceding the date the warrant is issued. The Company also agreed to issue an additional warrant providing the opportunity to receive an additional 56,283696 shares of common stock. This warrant will become exercisable with respect to 3,752,246 shares of common stock for every $2,000,000 in additional equity or debt funding provided to the Company by the investor or his affiliates, if and when requested by the Company; provided that he or his affiliates have such funds available for such purpose.

These warrants will be issuable by the Company to the investor upon filing of the Amendment with the Florida Department of State and have a term of five years from the date of issue. It is further anticipated that any debt funding provided by the investor or his affiliates would bear interest at a rate equal to at least twelve percent (12%) per annum, and could remain outstanding for no longer than twenty-four (24) months.

Note 9 - Going Concern Uncertainty
         -------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses for the nine months ended September 30, 2007 and prior years, resulting in an accumulated stockholders' deficit as of September 30, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 9 - Going Concern Uncertainty (continued)
         -------------------------------------

The Company continues to actively pursue alternative financing options to fund the Company's requirements, and those options include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities. The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties (see Note 13). However, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plans.

Note 10 - Priority Payments
          -----------------

Two of the Company's joint venture agreements provide for the investors to receive a nine percent cumulative return on invested capital. The Company has expensed $38,121 and $114,655 for the three months and nine months ended September 30, 2007, respectively, applicable to these priority payment obligations.

Note 11 - Lease Obligations
          -----------------

In April, the Company entered into a lease agreement for new corporate office space. The lease is for eighty-four months commencing May 1, 2007, with monthly rents commencing at $15,001 per month for the first twelve months escalating to $21,954 per month for the final twelve months, for a total of approximately $1,629,000 over the lease term. The total rental payments are being expensed on a straight line basis over the term of the lease.

Note 12 - Share-Based Compensation
          ------------------------

The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments. At September 30, 2007, the Company has granted stock options for a total of 3,508,200 shares of common stock under its 2006 Equity Incentive Plan and had also granted common stock purchase warrants of 1,023,891 shares. All outstanding options and warrants were granted on or after November 28, 2006. Any previous agreements with employees, former employees or consultants were cancelled. The total compensation cost that has been charged against income for all such options and warrants granted was $248,332 for the nine months ended September 30, 2007 and $992,182 for the year ended December 31, 2006. The share-based compensation expense increased the basic loss per share by $0.02 for the quarter ended March 31, 2007 and there was no additional expense for the quarters ended June 30, 2007 and September 30, 2007. The result reflects no related tax benefit due to the Company's full valuation allowance on its deferred tax assets. As of

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 12 - Share-Based Compensation (continued)
          ------------------------------------

September 30, 2007, there was $823,341 of compensation expense related to non-vested share awards that is expected to be recognized over a period of three years. All of the options and warrants granted, with the exception of the options for 2,450,000 shares under employment agreements with four officers and another key employee, were fully vested at the grant date. The lattice (trinomial) option -pricing model was used to estimate the fair value options and warrants at grant date in 2006 and 2007. The weighted-average grant date fair value of options and warrants granted in 2006 and 2007 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

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

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)

Note 13 - Subsequent Events
          -----------------

Effective October 22, 2007, the Company, MAC, and HBK Fund MS LLC, a Delaware limited liability company ("HBK") entered into a Venture Funding Agreement (the "Venture Funding Agreement") pursuant to which the Company may receive up to $75,000,000 in joint venture funding to acquire various pools of distressed real estate and mortgage notes (collectively, the "Property Portfolios"). Under the Venture Funding Agreement, HBK would provide equity funding to enable newly created joint venture entities (collectively, the "Joint Ventures"), each of which would be owned 75% by HBK and 25% by the Company, to acquire Property Portfolios, and the Joint Ventures would acquire, manage and sell the distressed real estate and mortgage notes. A new Joint Venture would be created for each Property Portfolio funded by HBK. Any funding required by the Joint Venture in excess of the initial equity funding by HBK would be provided by HBK in the form of promissory notes with maturities of no less than one year and bearing an interest rate of eight percent (8%) per annum, and any required debt service associated with the promissory notes would take precedence over any profit distributions described below.

Upon acquisition of a Property Portfolio, the Company would receive a sourcing fee equal to three percent (3%) of the purchase price of the Property Portfolio. MAC, under the terms of a servicing agreement between the parties, would service the Property Portfolio. Profit distributions from the Joint Venture would be made first to HBK until it received repayment of its capital investment in the Joint Venture; second to HBK for its 8% priority return as defined in the Joint Venture agreement; third to MAC for an amount equal to the 8% return received by HBK; and remaining profits of the venture would be split in proportion to the parties' equity ownership.

In connection with the Venture Funding Agreement, the Company has issued a warrant to purchase shares of our common stock that would, when, if exercised in full, result in the warrant holder holding 33% of the outstanding shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements:

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "believes", "anticipates", "may", "intends", "projects", "estimates" and similar expressions are intended to identify forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, and data contained in the Company's records and other data available from third parties; but there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company's profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company's control. These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, availability of mortgage note portfolios at acceptable prices, and increases in operating costs. A more comprehensive discussion of risk factors is included in the Company's Form 10-KSB for the year ended December 31, 2006. The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Business Overview:

The Company buys, sells and manages distressed single-family real estate and non-performing mortgages secured by single-family residential real estate in the secondary market in the United States through its subsidiary MAC.

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

The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. In addition, the Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of September 30, 2007. These circumstances, along with others discussed in this section and elsewhere in this Form 10-QSB create substantial risk regarding the Company's ability to continue as a going concern.

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents totaled $911,560 as of September 30, 2007, compared with $1,205,120 as of December 31, 2006.

Net cash provided by operating activities
-----------------------------------------

     Net cash used in operating activities was $ (4,562,539) for the nine months ended September 30, 2007, compared with $ (1,472,766) for the nine months ended September 30, 2006. The net loss discussed below was the primary factor in the net cash used in operations.

Net cash used in investing activities
-------------------------------------

     Net cash used in investing activities was $ (349,235) for the nine months ended September 30, 2007, compared with $ (42,731) for the nine months ended September 30, 2006. The increase in net cash used in investing activities represents leasehold improvements associated with the relocation of the Company's corporate offices and additional computer hardware and software acquisitions.

     The Company projects that it will invest approximately $100,000 in additional capital expenditures during the remainder of the year, primarily to continue to upgrade its information technology; however, such amounts will be dependent on the Company's ability to generate cash flow from operations and/or acquire additional funds through future financing activities.

Net cash provided by financing activities
-----------------------------------------

     Net cash provided by financing activities was $4,343,036 for the nine months ended September 30, 2007, compared with $1,264,164 for the nine months ended September 30, 2006. The increase over the prior year was primarily due to the issuance of $500,000 of additional Series A Preferred Stock, the issuance of $2,586,000 of additional promissory notes, and the net capital contributions from minority interests.

Cash requirements
----------------------

     As mentioned in prior reports, the Company has historically been unable to generate sufficient cash from operations to meet its ongoing financial obligations, and has continued to rely on additional borrowings and sales of stock to provide adequate liquidity.

     As a fundamental part of the Company's financing strategy, the Company entered into an agreement to sell $1,500,000 of Series A Preferred Stock to
     W. C. Payne Investments, LLC and FAX/MACC, LP (the "Investors") in November, 2006. The agreement also provided that the Investors purchase an additional $1,500,000 of Series A Preferred Stock in three increments of $500,000 each, conditioned on the satisfaction, on March 31, June 30, and September 30, 2007, of certain financial benchmarks and other terms set forth in the agreement. The Company did not achieve its benchmarks for the period ended March 31, 2007 or June 30, 2007. The Investors waived the benchmarks for the period ended March 31, 2007, and the Company received the first of the three subsequent tranches of $500,000 in cash in April as contemplated by the agreement. However, as a result of missing the benchmarks for the period ended June 30, 2007, the Investors advised the Company that they do not intend to fund further tranches under the Purchase Agreement.

     On August 10, 2007, the Company received from an investor a $300,000 bridge loan in the form of two promissory notes, a demand note in the principal amount of $100,000, and a sixty-day term note. The notes are non-interest bearing; outstanding principal was due and payable upon maturity of the notes; and the demand note was repaid on October 3, 2007 and the term note was repaid on October 10, 2007.

     In August 2007, after discussions with the Investors, the Company received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of 267,347,556 new shares of common stock, which will result in the Investors holding 95% of the outstanding shares of common stock (the "Transaction"). In connection with this transaction, all previously issued but unexercised warrants held by the Investors would be cancelled.

     Effective September 2007, the Company entered into an agreement with the Investors pursuant to which the Transaction described above will be consummated. The Investors funded the $1,000,000 purchase price for the 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. Upon filing of the Amendment with the Florida Department of State, the Company will issue the 267,347,556 shares to the Investors.

     Effective October 22, 2007, the Company, Mortgage Assistance Center, a Texas corporation and our wholly-owned subsidiary ("MAC"), and HBK Fund MS LLC, a Delaware limited liability company ("HBK") entered into a Venture Funding Agreement (the "Venture Funding Agreement") pursuant to which the Company may receive up to $75,000,000 in joint venture funding to acquire various pools of distressed real estate and mortgage notes (collectively, the "Property Portfolios"). Under the Venture Funding Agreement, HBK would provide equity funding to enable newly created joint venture entities (collectively, the "Joint Ventures"), each of which would be owned 75% by HBK and 25% by the Company, to acquire Property Portfolios, and the Joint Ventures would acquire, manage and sell the distressed real estate and mortgage notes.

     Upon acquisition of a Property Portfolio, the Company would receive a sourcing fee equal to three percent (3%) of the purchase price of the Property Portfolio. MAC, under the terms of a servicing agreement between the parties, would service the Property Portfolio. Profit distributions from the Joint Venture would be made first to HBK until it received repayment of its capital investment in the Joint Venture; second to HBK for its 8% priority return as defined in the Joint Venture agreement; third to MAC for an amount equal to the 8% return received by HBK; and remaining profits of the venture would be split in proportion to the parties' equity ownership.

     The Company continues to actively pursue alternative financing options to fund the Company's requirements, and those options include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate funding opportunities. The Company continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. However, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plans.

Results of Operations
---------------------

Gross Operating Revenue from Continuing Operations
--------------------------------------------------

     Gross operating revenue for the three months ended September 30, 2007 was $964,006 compared with $1,278,320 for the three months ended September 30, 2006, a decrease of $314,314, or 24.6%. Gross operating revenue has decreased from the first two quarters due to the sale of the Company's interest in Dutch Fork Capital, LLC.

     Gross operating revenue for the nine months ended September 30, 2007 was $2,686,204 compared with $2,235,714 for the nine months ended September 30, 2006, an increase of $450,490, or 20.1%.

Net Operating Revenue from Continuing Operations
------------------------------------------------

     Net operating revenue, as a percentage of sales, was 31% and 35% for the three months ended September 30, 2007 and September 30, 2006, respectively. Margin contribution dollars decreased 33% as a result of the decrease in gross operating revenue during this period. For the nine months ended September 30, 2007 and September 30, 2006, respectively, net operating revenue, as a percentage of sales, was 43% and 38%. Margin contribution dollars increased to $1,143,753 from $854,144, an increase of $429,547, or 34%.

Operating expenses from Continuing Operations
---------------------------------------------

     Operating expenses, as a percentage of gross operating revenue, were 148% and 115% for the three months ended September 30, 2007 and September 30, 2006, respectively. The operating expenses, as a percentage of sales, were 127% and 60% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company continues to invest in the infrastructure and other resources required to support the anticipated additional asset pools.

Income from Discontinued Operations
-----------------------------------

     Income of $300,066 for the nine months ended September 30, 2007 was applicable to Dutch Fork Capital, LLC. The Company sold its equity interest in this joint venture in April 2007.

Net loss
--------

     Net loss was $ (1,355,358) and $ (213,203) for the three months ended September 30, 2007 and September 30, 2006, respectively. Net loss was $ (2,456,851) and $ (609,137) for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Item 3. Controls and Procedures

During the period ended September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness and design and operation of the disclosure controls and procedures pursuant to Rule 13a-15(3) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms.

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

During the quarter, the Company addressed the weaknesses previously disclosed in its Form 10-QSB for the period ending June 30, 2007 and its Form 8-K dated August 10, 2007 by creating additional levels of review and approval of acquisitions and sales of portfolio assets.

Management, including the Chief Executive Officer and Chief Financial Officer, believe that the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon the aforementioned evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at that reasonable assurance level in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                                    MORTGAGE ASSITANCE CENTER CORPORATION




Date:  November 14, 2007            By:    /s/ Ron Johnson
                                        ----------------------------------------
                                           Ron Johnson
                                           President and Chief Executive Officer



Date:  November 14, 2007            By:    /s/ Richard D. Coleman
                                        ----------------------------------------
                                           Richard D. Coleman
                                           Chief Financial Officer
                                           (principal financial officer)