Form 10-K
period 2007-12-31
Mortgage Assistance Center Corp
filed 2008-04-15
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                                   (Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

                   For the fiscal year ended December 31, 2007

[] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 000-21627

                     Mortgage Assistance Center Corporation
             (Exact name of Registrant as specified in its charter)

          Florida                                                 06-1413994
         ---------                                             ----------------
 (State or other jurisdiction                                   (IRS Employer
      of incorporation)                                         identification
                                                                    number)

         1341 W. Mockingbird Lane, Suite 1200 West, Dallas, Texas 75247
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (214) 670-0005

      Securities registered under Section 12 (b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock -
                                $0.001 par value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                   Non-accelerated filer     |_|
Accelerated filer       |_|                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [ ] No [X]

The issuer's total gross operating revenues for the fiscal year ended December 31, 2007 was $3,925,235.

The aggregate market value of voting common equity held by non-affiliates as of June 29, 2007 was approximately $726,972. As of April 11, 2008, there were 14,071,024 shares of Common Stock issued and outstanding.

                     MORTGAGE ASSISTANCE CENTER CORPORATION

                                Index to Contents


                                                                     Page Number

     Part I

     Item 1       Business.................................................3
     Item 1A      Risk Factors..............................................
     Item 1B      Unresolved Staff Comments.................................
     Item 2       Properties................................................
     Item 3       Legal Proceedings........................................8
     Item 4       Submission of Matters to a Vote of Security Holders......9

     Part II

     Item 5       Market for Registrant's Common Equity, Related Stockholders
                  Matters and Issuer Purchases of Equity Securities............9
     Item 6       Selected Financial Data.......................................
     Item 7       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk....
     Item 8       Financial Statements and Supplemental Data.................F-1
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures.....................17
     Item 9A(T)   Controls and Procedures.....................................17
     Item 9B      Other Information...........................................17

     Part III

     Item 10       Directors, Executive Officers and Corporate Governance.....18
     Item 11       Executive Compensation.....................................20
     Item 12       Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters.................23
     Item 13       Certain Relationships and Related Transactions, and
                   Director Independence......................................23
     Item 14       Principal Accountant Fees and Services.....................24

     Part IV

     Item 15       Exhibits, Financial Statement Schedules....................24

     Signatures...............................................................25

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-K are forward-looking statements. Words such as "expects", "believes", "anticipates", "may", "intends", "projects", "estimates" and similar expressions are intended to identify forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, and data contained in the Company's records and other data available from third parties; but there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company's profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company's control. These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, availability of mortgage note portfolios at acceptable prices, and increases in operating costs.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

History

Mortgage Assistance Center Corporation, a Florida corporation (the "Company" or "MACC"), was organized in 1976, under the name Knight Airlines, Inc. In September 1995, pursuant to a plan of reorganization, the Company was renamed Safe Alternatives Corporation of America.
In January 2005, the Company changed its name to Mortgage Assistance Center Corporation, and through a series of corporate reorganizations completed in August 2005, the Company acquired Mortgage Assistance Corporation ("MAC"), a Texas corporation. MAC is now a wholly owned subsidiary of MACC.

Business

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

The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. In addition, the Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of December 31, 2007.

Competition

The market in the non-performing mortgage industry is extremely competitive. Competition varies depending on the quality of the collateral securing the non-performing mortgages. MAC seeks profit opportunities in many areas of this industry, but currently focuses its business in lower value non-performing mortgage pools. MAC is principally purchasing non-performing mortgages in the $200,000 or less range as management believes that this segment of the industry generates a higher profit margin. Competitors in this industry include financial institutions, hedge funds, individual investors, as well as other privately held and public companies, many of which may be better capitalized than MAC, and may have superior business relationships to suppliers of asset portfolios and better sales channels to sell product. Typically, large amounts of cash are required to facilitate the purchase of non-performing mortgage pools and the Company's ability to compete in this market has historically been limited by this large cash requirement.

Employees

As of December 31, 2007, the Company had 32 employees.

Item 1A - Risk Factors

Cautionary Factors That May Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" below, but cannot predict whether or not or to what extent any such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to the Company's common stock.

As for the availability of non-performing mortgages, our purchase volume as a percentage of the industry volume is miniscule. The historically low purchase prices of mortgages in our niche cannot be guaranteed to continue.

Limited Operating History; Anticipated Losses; Uncertainly of Future Results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the implementation of the Company's business model. While the Company has invested significant financial resources over the last year to upgrade its operational infrastructure, the Company will continue to: incur costs to develop, introduce and enhance its products; establish business relationships; acquire and develop products that will complement each other; and improve its technological support. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company may experience negative cash flow from operations for a period of time as it continues to improve its business model, and up until such time as the Company is sufficiently capitalized. The Company may be required to sell additional equity or debt securities if cash generated by operations is insufficient to satisfy the Company's liquidity requirements. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Need for Additional Financing

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Series A Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,111,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Series A Purchase Agreement, the Investors would also purchase an additional 1,500,000 preferred shares, in increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Purchase Agreement.

During April 2007, despite not achieving its benchmarks for the first quarter, the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction. However, the Company did not achieve its benchmarks for the subsequent periods, and the Investors advised the Company that they did not intend to fund further tranches under the Purchase Agreement.

In August 2007, after discussions with the Investors, the Company received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of 267,347,556 new shares of common stock, which would represent approximately 95% of the outstanding shares of our common stock (the "Transaction"). Effective September 2007, the Company entered into an agreement with the Investors with respect to the Transaction. The agreement was structured as an amendment to the Purchase Agreement described above. The Investors advanced the $1,000,000 purchase price for the 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. The issuance of the shares to the Investors is subject to an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares.

The Company continues to require additional operating capital in order to sustain operations. Without such additional capital, there can be no assurance that the Company can continue to operate as a going concern.

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

Auditor's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

The independent auditor's report issued in connection with the consolidated audited financial statements of the Company for the period ended December 31, 2007, indicates that operating losses incurred during 2007 and prior periods, and the resulting accumulated stockholders' deficit and working capital deficit, among other factors, may cause the Company to be unable to continue as a going concern for a reasonable period of time. If the Company is unable to fully develop its business model and raise additional capital, the Company may have to cease operations, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

There Has Been A Volatile Public Market For The Company's Common Stock And The Price Of The Company's Stock May Be Subject To Fluctuations


We cannot assure investors that a liquid transparent trading market for the Company's common stock will develop or be sustained. Investors may not be able to resell shares at any price. The market for the Company's stock has from time to time experienced extreme price and volume fluctuations (See Item 5 of this Form 10-K), and the market price of the Company's common stock could continue to be volatile due to factors, most of which are beyond the Company's control, including but not limited to, factors such as:

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


Risks Relating To Penny Stocks

Because the Company's stock is quoted on the NASD Over The Counter Bulletin Board ("OTCBB") and subject to the Penny Stock Regulations, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. The regulations governing low-priced or penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of the purchasers and shareholders to sell their securities in the secondary market.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because the Company's securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to the Company and its securities. The rules may further affect the ability of owners of the stock to sell securities in any market that may develop. There may be a limited or no market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may realize. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Future Capital Needs Could Result In Dilution To Investors; Additional Financing Could Be Unavailable Or Have Unfavorable Terms

The Company's future capital requirements will depend on many factors, including cash flow from operations, the general state of the economy, available mortgage pools, competing market developments, and the Company's ability to market its products successfully. It will be necessary to raise additional funds through equity and/or debt financings. Any equity financings could result in dilution to the Company's existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to the Company. If adequate funds are not obtained, the Company may be required to reduce or curtail operations.

No Assurance of Success or Profitability.

The Company's market share in the non-performing mortgage industry is not significant. Maintaining or increasing the Company's market share will depend on its ability to develop and maintain a niche in which there is an adequate supply of notes and real estate that can be profitably acquired and remarketed. There is no assurance that the Company will generate revenues or profits.

Reports Filed with the SEC

The Company is a public reporting company and files periodic reports with the Securities and Exchange Commission in compliance with the rules and regulations of the Securities Exchange Act of 1934. The public may read and copy this Annual Report on Form 10-K (and previous Annual Reports filed on Form 10-KSB) and any other materials filed by the Company at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issues at http://www.sec.gov.

Item 1B - Unresolved Staff comments

As  a  smaller  reporting  company,   MACC  is  not  required  to  provide  this
information.

Item 2 - Properties

MACC, through its 50% equity interest in a joint venture, owns a two-story office/warehouse building with 69,551 square feet situated on 5.34 acres of land located at 999 Metro Media in Dallas, Texas. Pursuant to the terms of the purchase agreement, the joint venture is obligated for the entire amount of this building's monthly mortgage payment of $8,714 per month. The joint venture is also solely responsible for the servicing, maintenance, and management of this property. Pursuant to a lease agreement that expires April 30, 2008, this office/warehouse facility is currently being leased for $17,500 per month. No assurance can be provided that the property will be leased beyond April 30, 2008, or that if the property is leased beyond April 30, 2008, rentals will be sufficient to cover mortgage and maintenance expenses. The Company's investment in this partnership is accounted for based on the consolidation method as described in Note 2 to the Financial Statements and elsewhere in this Form 10-K.

The Company's principal executive offices are located at 1341 West Mockingbird Lane, Dallas, Texas 75247. The lease is for approximately 17,563 square feet at this location pursuant to a lease agreement that expires March 2014. The current monthly rental under this lease is $15,002 and the rental escalates over the term of the lease to $21,954 per month for the final twelve months, for a total of approximately $1,629,000 over the lease term.

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

Item 4 - Submission of Matters to a Vote of Security Holders

On August 8, 2007, the Board of Directors received a written consent from the holders of 7,413,333 shares of our common stock authorizing an amendment to the Articles of Incorporation that increases the authorized number of shares of common stock that the Company is permitted to issue from 50,000,000 to 500,000,000 (the "Amendment"). The 7,413,333 shares represented by this written consent constituted approximately 58% of the then issued and outstanding shares entitled to vote on the Amendment, which vote is sufficient under Florida law and the Articles of Incorporation to approve the Amendment. The Company has not yet filed the Amendment with the State of Florida but, pending the filing of an Information Statement pursuant to the Securities Exchange Act, the Company intends to file the Amendment with the State of Florida.

PART II

Item 5 - Market for registrant's Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock:


There has not been an active market for the Company's securities. The Company's Common Stock is quoted on the NASD OTC Bulletin Board.

A range of high and low quotations for each quarter for the Company's Common Stock for fiscal years 2006 and 2007 are listed below. The information was obtained from the NASD OTC Bulletin Board (www.otcbb.com). The prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market. The Company does not know whether these quotations reflect inter-dealer prices without retail mark-up, markdown or commissions. These quotations may not represent actual transactions. During 2006 and 2007, the Company's stock was quoted under the symbol MTGC.OB.




                                   2006                      2007
                           -----------------------------------------------
                             Low         High          Low           High
                           -------      ------       -------        ------

        First Quarter       $1.30        $2.50        $0.64          $1.01
        Second Quarter      $1.05        $1.85        $0.25          $0.75
        Third Quarter       $0.55        $1.55        $0.16          $0.45
        Fourth Quarter      $0.55        $1.01        $0.06          $0.21


Holders of Record:


The Company had approximately 1,347 holders of record of its common stock as of December 31, 2007, holding 14,071,024 common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

The  following  table   summarizes  the  Company's  equity   compensation   plan
information  as of  December  31,  2007.  Information  is  included  for  equity compensation plans not approved by the Company's security holders.



         Equity Compensation Plan Information

         ------------------------------ -------------------------- ---------------------- -----------------------

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

                                                   (a)                       (b)                  (c)
         ------------------------------ -------------------------- ---------------------- -----------------------
         Equity Compensation
         Plans approved by
         security holders                        3,182,800                 $0.83                  1,068,000
         ------------------------------ -------------------------- ---------------------- -----------------------
         Equity Compensation
         Plans not approved by
         security holders                        1,143,891                 $0.57                  N/A
         ------------------------------ -------------------------- ---------------------- -----------------------
         Total                                   4,325,891                 $0.76                  N/A
         -------------------------------------------------------- ---------------------- -------------------------


Equity Compensation Plan Grants Approved By Security Holders.

1) Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted statutory options (e.g. incentive stock options) for 248,000 shares of common stock, to various employees in consideration for employment with and services provided to the Company. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011, unless sooner terminated pursuant to the Plan. Of these options, options for 16,000 shares had been terminated and options for 232,000 shares were outstanding as of December 31, 2007. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37.

2) Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted non-statutory options (e.g. non-qualified stock options) for 834,800 shares of common stock to various individuals in consideration for prior employment and / or consulting services provided to the Company. These options were issued with an exercise price of $0.85, which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011, unless sooner terminated pursuant to the Plan. As of December 31, 2007, all of these options, options had been terminated. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.38.

3) In connection with three-year employment agreements entered into between the Company and two of its principal officers and stockholders on November 30, 2006, the officers were granted incentive stock options for 600,000 shares of common stock under the Plan. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the Company employs the officers on each such anniversary date. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. These officers were terminated by the Company and, as a result, options for 300,000 shares were terminated and the remaining options, of which only 100,000 are vested, will be terminated on April 30, 2008, unless exercised before then.

4) In connection with a retention agreement reached with a key employee on January 26, 2007, the employee was granted 50,000 restricted shares and 50,000 incentive stock options. Under the terms of the agreement, one-third of the shares will become exercisable upon each subsequent anniversary date of the agreement provided that the Company employs the individual on each such anniversary date. The incentive stock options were issued at an exercise price of $0.64 per share which was the per share price at the close of trading on January 26. The option value was determined to be $0.34 per share.

5) In connection with the employment agreement entered into between the Company and Mr. Ron Johnson on February 9, 2007, the Company granted incentive options for 1,000,000 shares of common stock under the Plan. One third of such options became exercisable upon the full execution of the employment agreement, and the remaining two thirds will become exercisable in two equal installments on each of the subsequent two anniversary dates of the employment agreement, provided that Mr. Johnson is employed by the Company on each such anniversary date. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37.

6) In connection with the employment agreement entered into between the Company and Mr. Richard Coleman on March 1, 2007, the Company granted Mr. Coleman options for 750,000 shares of common stock under the Plan. One third of such options became exercisable upon the full execution of the employment agreement, and the remaining two thirds will become exercisable in two equal installments on each of the subsequent two anniversary dates of the employment agreement, provided that Mr.
         Coleman is employed by the Company on such anniversary date. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.51. Mr. Coleman resigned from the Company on February 4, 2008, and as a result, unvested options for 500,000 shares were terminated.

     Equity Compensation Plans Not Approved By Security Holders.

1) Mortgage Assistance Center Corporation signed a Letter Agreement dated November 29, 2006, with Michael Caolo & Associates, Attorneys and Counselors ("Caolo") as a non-exclusive legal and business advisor and consultant in the position of General Counsel for MACC. In addition to the cash compensation stipulated in the Letter Agreement and disclosed in the Notes to the Financial Statements contained in this Form 10-K, Caolo was granted equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for four hundred sixty-seven thousand (467,000) shares of common stock of MACC for no additional consideration other than an exercise price of fair market value to be paid by Caolo whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 467,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 317,000 shares of common stock of Mortgage Assistance Corporation which was, through mutual mistake, erroneously set forth in the previous Agreement dated September 1, 2005, between Michael Caolo & Associates and Mortgage Assistance Corporation, the subsidiary, instead of MACC, the parent corporation, which was the intended proper party. This warrant was originally issued at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. This warrant was subsequently cancelled and reissued on May 7, 2007 at an exercise price of $0.65 which was the actual price per share at the close of trading on May 7, 2007. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.29 per warrant share on the date of the grant. These warrants expire on November 30, 2011.

2) On November 27, 2006, the Company executed a Letter Agreement to retain Parkwood Advisors, L.L.C. ("Parkwood") as a non-exclusive financial and business advisor to MACC. In addition to the cash compensation stipulated in the Letter Agreement and disclosed in the Notes to the Financial Statements contained in this Form 10-K, Parkwood was granted equity in MACC ("Equity Fee") in the form of a five year common stock purchase warrant for one hundred fifty thousand (150,000) shares of common stock of for no additional consideration other than an exercise price of fair market value to be paid by Parkwood whenever such common stock purchase warrant is exercised. The Letter Agreement establishes that this common stock purchase warrant for 150,000 shares of common stock of MACC is partially being made in lieu of and as a replacement for that certain previous common stock purchase warrant for 100,000 shares of common stock of Mortgage Assistance Center Corporation which was set forth in the previous Letter Agreement dated May 5, 2006, between Parkwood Advisors, LLC and Mortgage Assistance Center Corporation. This warrant was originally issued at an exercise price of $0.39 per share, subject to adjustment in accordance with the terms of the warrants. This warrant was subsequently cancelled and reissued on May 7, 2007 at an exercise price of $0.65 which was the actual price per share at the close of trading on May 7, 2007. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.29 per warrant share. These warrants expire on November 30, 2011.

3) At December 31, 2007, the Company had a cumulative obligation to a financial consultant pursuant to a June 19, 2006 Consulting Agreement for an equity compensation fee of $308,133, representing five percent (5%) of the amount of monies loaned to the Company by lenders procured by the consultant. The equity compensation fee is to be converted to a share basis according to the closing trading price per share on the date each individual funding tranche closes and paid in the form of five-year common stock purchase warrants of the Company with an aggregate fair market value equivalent to the equity compensation fee earned. This calculation converts the equity compensation fee to a total of 585,096 warrant shares. Pursuant to this agreement, the consultant was issued a common stock purchase warrant on June 11, 2007 for 157,866 warrant shares at an exercise price of $0.40 which was the actual per share price at the close of trading on June 11. Subsequently, the consultant was issued a second warrant for 219,025 shares on June 29, 2007 at an exercise price of $0.43. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.18 and $0.19, respectively, per warrant share. These warrants expire five years from the date of grant. As of December 31, 2007 the Company had an obligation to issue another warrant to this consultant for a total of 208,205 shares of common stock.

4) On November 30, 2006, the Company issued two, ten-year common stock purchase warrants for seventy five thousand (75,000) shares of common stock each to William G. Payne and to Rod Cain Jones in conjunction with their appointment to the Company's board of directors. These warrants were originally issued at an exercise price of $.39 per share. These warrants were subsequently cancelled and reissued on May 7, 2007 at an exercise price of $0.65 which was the actual price per share at the close of trading on May 7, 2007. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. The value of the warrants was determined to be $0.29 per warrant share. These warrants expire November 30, 2016.

Recent Sales of Unregistered Securities:

In addition to the issuances of options described above under "Securities Authorized for Issuance under Equity Compensation Plans," the Company has issued the following securities without registration under the Securities Act of 1933:

Legal Services Plan
-------------------

On June 23, 2005, the Company adopted a Legal Services Plan. The Plan reserved 400,000 shares and was registered on a Form S-8 registration statement filed on June 23, 2005. The Company's Board of Directors administered the Plan. A total of 400,000 shares were issued including: (a.) 300,000 shares issued to Mary F. Seymour, Attorney at Law; and (b.) 100,000 shares issued to Gregory M. Wilson, Attorney at Law. Both issuances were made in consideration for legal services provided to the Company during 2005. These advisors are not engaged to provide any additional services in the future.

Series A Preferred Stock and Common Stock Warrants
--------------------------------------------------

On November 30, 2006, the Company, along with W.C. Payne Investments, L.L.C and FAX/MACC, L.P. (collectively, the "Investors" entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement (the "Series A Purchase Agreement"), pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 4,556,694 shares of the Company's common stock at an exercise price of $.01 per warrant share (the "Warrants"). Under the terms of the Series A Purchase Agreement, the Investors purchased 1,500,000 of the Shares on November 30, 2006, with the additional 1,500,000 Shares to be purchased, in increments of 500,000, conditioned upon the satisfaction of certain benchmarks by March 31, June 30, and September 30, 2007. The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period and, during April 2007, the Company received the first of the three subsequent tranches of $500,000 in cash in exchange for an additional 500,000 shares of Series A Stock, as contemplated by the Series A Purchase Agreement.

Funding Commitment
------------------

On August 10, 2007, in connection with a $300,000 bridge loan, the Company granted to the lender of the bridge loan the right to receive a warrant to purchase 37,522,464 shares of our common stock at an exercise price per share equal to the closing price of a share of the common stock on the day immediately preceding the date warrant is issued. The Company also agreed to issue an additional warrant providing the lender with the opportunity to receive an additional 56,283696 shares of common stock. This second warrant will become exercisable with respect to 3,752,246 shares of common stock for every $2,000,000 in financing provided to the Company by the lender or his affiliates, if and when requested by the Company; provided that he or his affiliates have such funds available for such purpose. Both these warrants will be issuable by the Company upon filing of an amendment to the Company's Articles of Incorporation, increasing the number of shares that the Company is authorized to issue. The Company has obtained the consent of majority the shares entitled to vote on such amendment, which under Florida law, is sufficient to authorize the amendment. The Company intends to file the amendment with the State of Florida, pending the filing of an Information Statement with the Securities and Exchange Commission.

New Financing
-------------

The Company also did not achieve its benchmarks under the above described Series A Purchase Agreement for the period ended June 30, 2007. After initial discussions with the Investors, the Company was advised that the Investors would not fund the second tranche of $500,000. After additional discussions with the Investors, the Company received a new proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of 267,347,556 new shares of common stock, which would represent approximately 95% of the outstanding shares of our common stock (the "Transaction"). Effective September 2007, the Company entered into an agreement with the Investors with respect to the Transaction. The agreement was structured as an amendment to the Series A Purchase Agreement. The Investors advanced the $1,000,000 purchase price for the 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. The issuance of the shares to the Investors is subject to the above described amendment to the Company's Articles of Incorporation.

Venture Funding
---------------

Effective October 22, 2007, in connection with a joint venture by and between MAC and HBK Fund MS LLC, the Company had issued a warrant to purchase shares of our common stock, that would, when, if exercised in full, result in the warrant holder holding 33% of the outstanding shares of common stock (the "HBK
Warrant"). The HBK Warrant vests and becomes immediately exercisable with respect to:

1) Three and one-third percent (3.33%) of the shares of common stock for which the HBK Warrant is exercisable for each $2.5 million in venture funding HBK provides pursuant to the venture agreement, up to an aggregate of $25,000,000 in funding; and

2) Six and two-thirds percent (6.67%) of the shares of common stock for which the HBK Warrant is exercisable for each $2.5 million in venture funding HBK provides pursuant to the venture agreement, subsequent to the first $25,000,000 in funding.

The number of shares of common stock issuable on exercise of the HBK warrant automatically adjusts upward on the date of consummation of the Transaction (described under New Financing).

Bridge Financing
----------------

Effective February 12, 2008, in connection with two promissory note agreements, the Company granted to the lenders thereunder the right, exercisable at any time after the earlier to occur of (a) a going private transaction, or (b) February 12, 2009, to purchase an aggregate of 25% of the capital stock of the Company for a nominal consideration.
Issuer Purchases of Equity Securities:

Not Applicable

Item 6.  Selected Financial Data

As a smaller reporting company, this information is not required.

Item 7 - Management's Discussion and Analysis and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the headings "Caution Regarding Forward-Looking Information," "Risk Factors" and elsewhere in this Form 10-K.

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

The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. In addition, the Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of December 31, 2007. These circumstances create substantial risk regarding the Company's ability to continue as a going concern and are discussed in this section and elsewhere in this Form 10-K.

Liquidity and Capital Resources:

As of December 31, 2007, the Company lists cash on hand in banks of $616,288 down from the $1,205,120 reported as of the calendar year ended December 31, 2006. Total assets were $8,410,084 as of December 31, 2007, which is a decrease of $1,143,001 from the year ended December 31, 2006. This decrease is primarily due to the sale of pools of mortgage notes sold through ongoing operations during the year, and the fact that the assets of Dutch Fork Capital, LLC, were included as a consolidated entity in 2006.

Of the total assets of MACC, the portion consisting of portfolio assets (which includes purchased sub-prime and non-performing mortgage notes and other foreclosed property which the Company subsequently reforms or resells) is listed at the total actual acquisition cost basis, plus accrued servicing costs and payments, if any, of $5,788,361 net of an impairment reserve of $197,237 as of December 31, 2007. This represents a decrease in portfolio assets of $1,010,148 from calendar year 2006. On a fully consolidated basis, if MACC's total portfolio assets were to be stated at an estimated fair market value of the underlying properties, the Company anticipates that these properties would have an estimated fair market value of approximately $10,230,641.

As a function of its ongoing operations, the Company acquired various pools of mortgage notes from various sources throughout the year. These acquisitions included both mortgage notes and properties on a real estate owned basis ("REOs") acquired for the Company's own portfolio as well as mortgage notes and REOs acquired directly by the Company's various investment partnerships for their respective portfolios. In total, these combined acquisitions during 2007 included a total of 125 mortgage notes or REOs. The total aggregate initial acquisition costs, including closing costs and administrative fees, for mortgage notes and REOs acquired during the year were approximately $3,699,869. These amounts do not include 157 REO's acquired for $7,596,067 applicable to unconsolidated entities.

Based on current market conditions and anticipated future market conditions, the Company expects an increasing number of large pools of mortgage notes and foreclosed properties to become available for purchase over the next several years. The Company's ability to participate at a meaningful level in this market is dependent on adequate capitalization.

In addition to the Company's portfolio assets maintained for sale, the Company also lists fixed assets including land, building improvements, and office furniture and equipment of $1,642,873, net of accumulated depreciation of $148,038.

As of December 31, 2007, the Company reported total liabilities of $8,337,971 including total current liabilities of $4,856,274 and long-term debt of $3,481,697. Minority interests of $3,612,087 reflect the cash investments made by individuals or third-party entities into various joint ventures, single-purpose entities or profits participation agreements that the Company actively manages and materially participates in. The accounting treatment for these minority interests is discussed in greater detail in the Notes to the Financial Statements and elsewhere throughout this Form 10-K.

Included in the current liabilities of $4,856,274 are $1,120,136 of non-interest bearing loans from minority interest partners in one of the Company's investment partnerships; a $1,000,000 advance from a principal shareholder as an advance on the purchase of common stock in connection with the proposed recapitalization of the Company; and $1,518,375 of other principal repayments of debt scheduled to be repaid during the next twelve months. Other current liabilities include $96,856 of accrued stock-based compensation which reflects the portion of earned but un-issued stock-based compensation as of December 31, 2007; $342,641 in accounts payable to trade vendors and others; $74,911 in accrued fees and wages, $262,838 in other accrued liabilities and $440,517 to be repaid to certain joint venture partners.

Long-term debt consists of notes payable to individuals and others, and mortgages payable. The long-term notes payable include promissory notes issued for the purpose of acquiring pools of non-performing mortgage notes and properties. Historically, the Company has financed the purchase of its mortgage notes and properties through two primary means: first, through the issuance of debt to individuals or small investment partnerships; and second, by forming and materially participating in various investment partnerships. The balance as of December 31, 2007, of $2,466,678 in long-term notes payable have various maturity dates beginning in September 2008. A detailed schedule of these long-term notes and their respective terms is provided in the Notes to the Financial Statements section of this Form 10-K. As further described in Note 8 in the Financial Statements, the Company reports the long-term portion of mortgages payable of $945,816 representing the mortgage balance due on the 999 Metromedia property, and a $69,203 mortgage balance due for an individual residential property the Company currently owns and intends to sell.

The equity section of the balance sheet the purchase of additional Series A Preferred Stock, the discount from the value of the preferred stock assigned to the attached warrants that is being accreted back over the period in which the preferred stock can be redeemed, and the exercise of warrants to purchase 1,345,900 additional shares of common stock of the Company during the year. The Company has a total of 14,071,024 shares of common stock (par value $0.001) issued and outstanding as of December 31, 2007, with a corresponding common capital stock entry of $14,071; and additional paid-in capital of $3,240,449. As of December 31, 2007, and as a result of the continued operating losses the Company shows a retained earnings deficit of ($7,140,954) and a total stockholders' equity deficit of ($3,539,974) bringing total liabilities and stockholders' equity into balance at $8,410,084.

Management's Plans to Raise Capital:

The continued operation of the Company will be largely influenced by its ability to raise capital for the acquisition of mortgage pools and to provide working capital to fund operating expenses of the Company prior to the point where the Company can achieve consistent earnings performance. The Company has continued to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. The Company anticipates that it will continue to depend on external financing in the foreseeable future, and it cannot be assured that adequate financing will be available at all or at terms acceptable to management. These conditions are described in more detail in this section and elsewhere throughout this Form 10-K and previous filings.

Results of Operations:


Revenues

For the year ended December 31, 2007, the Company recorded gross operating revenue of $3,785,298, an increase of $1,001,194, or 41%, compared to the gross operating revenues of $2,784,104 reported for the year ended December 31, 2006. This includes total sales of portfolio assets of $2,971,190; servicing fees from affiliates and others of $189,872; rental income of $216,504; and other miscellaneous income of $407,732. The Company reports net operating revenue by deducting the cost of portfolio assets sold from gross operating revenues. For the year ended December 31, 2007, net operating revenues were $1,155,586 compared to net operating revenues of $1,282,259 for the year ended December 31, 2006.

Operating Expenses

The Company's total operating expenses for the year ended December 31, 2007 were $4,574,162 compared to $3,155,764 of total operating expenses in 2006. The increase was due to the significant investment in the infrastructure of the Company to support the increase activity in portfolio assets. Total salaries, wages and contract labor expenses for the calendar year 2007 were $2,323,665 compared to $1,313,373 in 2006. This increase is driven primarily by the non-cash compensation expense recognized by the Company for various grants of options awarded to employees and contractors under the Company's Equity Incentive Plan and as disclosed in the Notes to the Financial Statements and elsewhere in this Form 10-K. Going forward the Company anticipates the need to hire additional key sales and staff resources drive growth and increase capabilities. Other miscellaneous operating expenses include depreciation and amortization expense of $87,002, and a charge for bad debts expense of $196,465.

Other selling, general and administrative expenses for the year ended December 31, 2007 were $1,967,030 compared to $1,576,767 for the year prior. This increased SG&A expense reflects the impact of scaling of the normal and customary SG&A expense; plus the non-salary component of continued investment in the infrastructure development projects described below.

Build-out of infrastructure and capabilities to facilitate substantial growth and profitability. Beginning in 2005 and continuing through 2007, the Company has concentrated on building a scalable enterprise to achieve efficiency and profitability as the Company anticipates increased growth. Two major internal infrastructure build-out projects were continued during 2007. As a result of these infrastructure upgrades, the Company is now able to more efficiently service a much larger volume of mortgages than was previously being serviced. These projects include the following:
1) The Affiliate Network. The Company continued recruiting and cultivating its nationwide network of individual and boutique investors that serve as an important part of MACC's ability to quickly resell its notes, note pools, and owned real estate. The Company continued to invest in developing this valuable resource by adding additional specialized staff and other resources including an online presence for owned real estate along with additional incentive and fee based services that extend the Company's revenue model.
2) Website Technology. During 2007 the Company added REO Listings Technology to its website. Adding this technology is part our continuing efforts to further develop the website, which will further expand our sales channels. Moving forward, this technology will be an excellent tool as we acquire additional REO portfolios.

Despite demonstrating substantial growth and diversification in the Company's sources of revenue, the Company recorded an operating loss for the calendar year ended December 31, 2007, of ($3,418,576) compared to an operating loss of ($1,833,505) for the year ended December 31, 2006.

Other Income and Expense

The Company had $10,976 in interest and other income and a total of ($426,618) in interest expense plus a loss on retirement of property of ($2,825) for net total other income and expense of ($418,467) for the year ended December 31, 2007.

Net Loss

The Company's loss before minority interests of ($3,837,042) combined with losses of the minority interests in subsidiaries net earnings of ($16,576) resulted in a net loss of ($3,553,552) during 2007. This compares to a net loss of ($2,100,408) during the year ended December 31, 2006. On a weighted-average basis of the number of shares of common stock outstanding for the year, this equals a net loss per share of ($0.27) during 2007, compared to a net loss per share of ($0.16) during 2006.

Cash Flows:

During the twelve months ended December 31, 2007, the Company lists net cash used by operating activities both continuing and discontinued of ($4,356,265). This includes the net loss for the year of ($3,622,706) plus total adjustments of ($708,605) to reconcile net loss to net cash provided by or (used by) operating activities. This includes the following uses of cash from operating activities: increase in portfolio assets, $1,495,924, gains in minority interests in subsidiaries' net earnings of $85,729; decrease in prepaid expenses and other assets of ($164,707); and an increase in accounts payable to trades and others of $101,340. This includes the following sources of cash from operating activities: increase in depreciation, $74,570; increase in non-cash stock-based compensation, $248,332; decrease in accrued fees and wages,
($107,621); an increase in other accrued liabilities of $93,769. The Company also reported income from discontinued operations of $300,066 from Dutch Fork Capital, LLC.

During this period, the Company reported net cash used by investing activities of ($365,513) which was the result of various purchases of property and equipment for use in operating the business.

During the twelve months ended December 31, 2007, the Company lists net cash provided by financing activities of $4,148,531. This includes the following sources of cash from financing activities: the net proceeds from the issuance of preferred stock in the amount of $500,000; the proceeds from issuance of debt to individuals and others in the amount of $2,866,678; and total capital contributions from minority interests of $2,015,802. This includes the following uses of cash from financing activities: repayments of debt to individuals and others, ($801,072); distributions to minority interests, $1,425,095; repayments of mortgage loans, $21,241.

The sources and uses of cash from operating, investing and financing activities result in a net decrease in cash of ($588,832) for the year ended December 31, 2007, and results in total cash at the end of the year of $616,288.

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

Insurance:

The Company carries directors' and officers' insurance in addition to standard liability and casualty insurance for the Company and its offices. Property hazard insurance on other real estate is carried on properties that the Company deems significant, but is not carried on certain low value properties where it is uneconomical to do so.

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


Item 7A - Quantitative and Qualitative Disclosures about Market Risk:

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

Item 8 - Financial Statements

The required financial statements begin at Page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the past two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A (T) - Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Disclosure Controls and Procedures. As of the end of the December 31, 2007 reporting period, the Company carried out an evaluation, under the supervision of and with the participation of the management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, believe that the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon the aforementioned evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at that reasonable assurance level in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on management's assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2007 was not effective.

The Company had ineffective segregation of duties between its accounting and check signing process. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

Remediation to Address Material Weakness: The Company intends to segregate duties between signing checks and having access to the computer system.

Management's internal control report was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information regarding the officers and directors of MACC and MAC:



      Name                       Age       Position and Tenure

      Ronald E. Johnson          58        Chairman, CEO, President and Director
                                           (Appointed February 9, 2007)

      Richard D. Coleman         53        CFO (Appointed March 1, 2007)

      William G. Payne           42        Director

      Rod Jones                  42        Director

      Dan Barnett                49        Director


Ronald E. Johnson, Chairman, CEO and President.
-----------------------------------------------

Mr. Johnson was appointed as the Company's Chairman, Chief Executive Officer and President in February 2007. From June 2006 through February 2007, he served as an independent management consultant. From November 2004 until June 2006, Mr. Johnson was President and CEO of Minyard Food Stores, a Texas based grocery chain and from September 2002 until August 2004, Mr. Johnson served as Chief Executive Officer of ICM, LLC, a floor care management company servicing retail stores in over 30 states. Mr. Johnson attended the University of South Carolina and he also attended Francis Marion College.

Richard D. Coleman, CFO.
-----------------------

On March 1, 2007, Mr. Coleman was appointed as Senior Vice President, Finance, and he was appointed as the Company's Chief Financial Officer in June 2007. From June 2005 through February 2007, he was engaged in various financial, accounting and management consulting projects. From August 2002 through May 2005, he was President and Chief Financial Officer of Industrial Cleaning Management, LLC, following fifteen years serving in various financial and accounting management positions in the retail industry. Mr. Coleman is a graduate of the University of Utah with a Bachelor of Science degree in Accounting. Mr. Coleman resigned from the Company on February 4, 2008, and under a consulting agreement with the Company, he continues to provide limited financial advisory services.

William G. Payne, Director.
---------------------------

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

Rod Jones, Director.
--------------------

Prior to founding Cain Capital in 1997, Mr. Jones was a partner in a Dallas-based family office where he primarily focused on alternative investments and private equity investing. Before joining the family office, Mr. Jones was part of the private client group at the Dallas office of Donaldson Lufkin & Jenrette, a global investment banking and financial management company. He is currently on the Board of Directors at Parkland Hospital and Blue Wing, a freight forwarding company. Mr. Jones earned a Bachelor of Arts degree from Southern Methodist University and earned a Masters in Business Administration degree from the University of Texas. Mr. Jones resigned as a director on March 17, 2008.

Dan Barnett, Director.
----------------------

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

Meetings and Committees of the Board of Directors

Our business is managed under the direction of the Board of Directors. The Board of Directors meets on a regularly scheduled basis to review significant developments affecting us and to act on matters requiring approval of the Board of Directors. It also holds special meetings when an important matter requires attention or action by the Board of Directors between scheduled meetings. During fiscal 2007, the Board of Directors met two times. The Board of Directors does not have a standing audit, compensation, nominating or governance committee.

Audit Committee

The Company does not maintain a standing Audit Committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Compensation Committee

The Company does not maintain a standing Compensation Committee. Due to the Company's small size at this point in time, the Board of Directors has not established a separate compensation committee. All members of the Board of Directors (with the exception of any member about whom a particular compensation decision is being made) participate in the compensation award process.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter. Due to the Company's small size at this point in time, the Board of Directors has not established a separate nominating committee and feels that all directors should have input into nomination decisions. As such, all members of the Board of Directors generally participate in the director nomination process. Under the rules promulgated by the SEC, the Board of Directors is, therefore, treated as a "nominating committee". The Board of Directors will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to the Corporate Secretary, c/o Mortgage Assistance Center Corporation at 1341 W. Mockingbird Lane, Suite 1200 West, Dallas, Texas 75247. The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors. The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees.

The Board of Directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company's current directors and management as well as input from third parties, including executive search firms retained by the Board of Directors. The Board of Directors will obtain background information about candidates, which may include information from directors' and officers' questionnaires and background and reference checks, and will then interview qualified candidates. The Board of Directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors. We strongly encourage and, from time to time actively survey, our shareholders to recommend potential director candidates.

Shareholder Communications with the Company's Board of Directors

Any shareholder wishing to send written communications to the Company's Board of Directors may do so by sending them in care of Dennis Downey, Corporate Secretary, at the Company's principal executive offices. All such communications will be forwarded to the intended recipient(s).

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

Code of Ethical Conduct


On May 13, 2004, the Board of Directors adopted a policy of ethical conduct that applies to all employees and directors, including the chief executive officer, chief financial officer, chief accounting officer or controller, and persons performing similar functions. On January 9, 2008, the Board of Directors adopted an amended Code of Ethical Conduct which identified more comprehensive standards. The Company believes the adoption of this Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

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

     o    Compliance with applicable governmental laws, rules and regulations,

     o    The prompt  internal  reporting  to an  appropriate  person or persons identified in the code of  violations  of our Code of Ethical  Conduct
          including  the   establishment   of  protection  for  employees  under
          "whistleblower" guidelines; and

     o    Accountability for adherence to the Code.

Item 11 - Executive Compensation

The following table sets forth, for our last three fiscal years, certain information concerning the compensation paid by the Company to our Chief
Executive Officer, Chief Financial Officer and our other most highly paid executive officers who received in excess of $100,000 in compensation during these periods

Except  as  described  below  under   "Employment   Contracts,"   there  are  no
compensatory  plans  or  arrangements,  with  respect  to any  of our  executive officers,  which result or will result from the  resignation,  retirement or any other  termination of such  individual's  employment with us or from a change in control  of  the  Company  or a  change  in  the  individual's  responsibilities following a change in control.




                                                                                                Change in
                                                                                              Pension Value
                                                                                                and Non-
                                                                                               Qualified
                                                                                Non-Equity     Deferred
 Name and Principal Position    Year  Total Base            Stock     Option  Incentive Plan Compensation   All Other
                                       Salary($)  Bonus($) Awards($) Awards($) Compensation    Earnings     Earnings      Total

Ron Johnson, CEO, President     2007   $ 200,000    -        -      1,000,000     -              -            -       $ 1,200,000
Rick Coleman, CFO               2007   $ 175,000    -        -        750,000     -              -            -       $   925,000
Dale Hensel, CEO, CFO           2007   $ 135,000    -        -            -       -              -            -       $   135,000
                                2006   $  88,250    -        -        300,000     -              -            -       $   388,250
                                2005   $  56,000    -        -            -       -              -            -       $    56,000
Dan Barnett, EVP                2007   $ 135,000    -        -            -       -              -            -       $   135,000
                                2006   $  88,250    -        -        300,000     -              -            -       $   388,250
                                2005   $  53,466    -        -            -       -              -            -       $    53,466




Mr. Johnson was appointed as our Chief Executive Officer and President in February 2007.

Mr. Coleman was appointed as our Chief Financial Officer in March 2007.

Mr. Hensel was removed as Chief Executive Officer and Chief Financial Officer with the appointment of Messrs Johnson and Coleman, respectively.

Dan Barnett served as our Executive Vice President until December 10, 2007.



Outstanding Equity Awards - Narrative Disclosures

1) Incentive stock options issued to principal officers Hensel and Barnett were issued at 110% of fair market value on the date of the grant pursuant to the terms of the Company's Equity Incentive Plan for holders of more that 10% of the voting stock of the Company. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the Company employs the officers on each such anniversary date. A commercially available software product utilizing a proven trinomial lattice valuation methodology determined the fair value of these options. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. Mr. Hensel's employment agreement was terminated by the Company on January 31, 2008, and Mr. Barnett's agreement was terminated by the Company on December 10, 2007. As a consequence of these terminations, Mr. Barnett's options have been terminated and Mr. Hensel's options, of which only 100,000 are vested, will terminate on April 30, 2008, unless exercised before then. All non-cash compensation expense for this issuance will occur in future years pursuant to vesting.



2) Incentive stock options issued to Messrs. Johnson and Coleman were issued market value on the date of the grant pursuant to the terms of the Company's Equity Incentive Plan. One third of such options became exercisable upon the full execution of the employment agreement, and the remaining two thirds will become exercisable in two equal installments on each of the subsequent two anniversary dates of the employment agreement, provided that such officer is employed by the Company on each such anniversary date. A third-party consultant determined the fair value of these options with a commercially available software product that utilizes a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.37.



Employment Agreements

On November 30, 2006, the Company executed employment agreements with principal officers Dale Hensel and Dan Barnett. The terms and conditions of the agreements are identical in all material respects. The agreements are effective beginning at the date of execution, through the remainder of 2006 and then for a period of three years commencing on January 1, 2007. Compensation for each officer includes: total gross base salary for each officer of $135,000 annually; a cash incentive bonus program worth up to 50% of the annual base pay amount and which is entirely dependent on meeting the established performance targets of the Company and which must be approved by the Board of Directors; and a grant to each officer of statutory options for 300,000 common shares under the Company's Equity Incentive Plan. Mr. Hensel's employment agreement was terminated by the Company on January 31, 2008, and Mr. Barnett's agreement was terminated by the Company on December 10, 2007.

Effective as of February 9, 2007, the Company entered into an employment agreement with Ron Johnson, pursuant to which, Mr. Johnson became our Chairman, Chief Executive Officer and President. Under the terms of this agreement, Mr. Johnson will receive an annual base salary of two hundred thousand dollars
($200,000) and a cash bonus equal to fifty percent (50%) of his base salary, contingent upon the Company's meeting or exceeding the annual financial budget projection for any fiscal year as approved by the Board, in addition to any bonuses or incentive compensation granted by the Board in its sole discretion. The employment agreement has a term of two (2) years, commencing February 9, 2007, and automatically renews for successive one-year periods as of each successive anniversary date. Either party may terminate the agreement upon 90 days' prior written notice, however, should the Company terminate the agreement without good cause, Mr. Johnson is entitled to receive all compensation and benefits provided under the agreement for the remainder of the calendar year in which the termination occurs and for the succeeding calendar year. Mr. Johnson was also granted incentive options for a total of 1,000,000 shares of the Company's common stock under the Company's stock option plan. One third of these incentive options became exercisable upon the full execution of the Johnson Employment Agreement. Of the remaining two thirds, one half will become exercisable on each of the subsequent two successive anniversary dates of the employment agreement.

Effective March 1, 2007, the Company entered into an employment agreement with Richard Coleman, pursuant to which Mr. Coleman became the Chief Financial Officer. The terms of Mr. Coleman's agreement are essentially the same as those in Mr. Johnson's agreement, except that Mr. Coleman's annual salary is one hundred seventy five thousand dollars ($175,000) and the incentive options granted were for a total of 750,000 shares under the Company's stock option plan. Mr. Coleman resigned from his employment with the Company on February 4, 2008.

--------------------------------------------------------------------------------
                                  Option Awards
--------------------------------------------------------------------------------
                   Number of Securities
                  Underlying Unexercised           Equity Incentive Plan
                       Options                            Awards
--------------------------------------------------------------------------------
       Name        Number (#)     Number(#)      Number of       Number of
                  Exercisable   Unexercisable    Securities      Securities
                                                 Underlying      Underlying
                                                 Earned, but     Unexercised
                                                 Unexercised     Unearned
                                                 Options (#)     Options (#)
--------------------------------------------------------------------------------
Dale Hensel           -              -                -            100,000
--------------------------------------------------------------------------------
Dan Barnett           -              -                -            100,000
--------------------------------------------------------------------------------
Ron Johnson           -              -             333,334         666,666
--------------------------------------------------------------------------------
Rick Coleman          -              -             250,000         500,000
--------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
                                  Stock Awards
----------------------------------------------------------------------------------------------------
                              Equity Incentive Plan
----------------------------------------------------------------------------------------------------

       Name     Option      Option      Number of       Market Value    Number of     Market or
                Exercise  Expiration    Shares or       of Shares or    Unearned      Payout Value
                Price($)    Date        Units of        Unit of         Shares or     of Unearned
                                        Stock That      Stock That      Units or      Shares or
                                        Have Not        Have Not        Other Rights  Units or Other
                                        Vested (#)      Vested          That Have     Rights That
                                                                        Not Vested    Have Not
                                                                           (#)        Vested ($)
----------------------------------------------------------------------------------------------------
Dale Hensel     $1.11     11/30/2011         -              -              -                -
----------------------------------------------------------------------------------------------------
Dan Barnett     $1.11     11/30/2011         -              -              -                -
----------------------------------------------------------------------------------------------------
Ron Johnson      0.65       2/9/2012         -              -              -                -
----------------------------------------------------------------------------------------------------
Rick Coleman     0.90       3/1/2012         -              -              -                -
----------------------------------------------------------------------------------------------------

Director Compensation

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and related stockholder matters

The following table shows as of December 31, 2007, the shares of Common Stock beneficially owned by all of the persons who served as the directors or officers of the Company during 2007 as well as the principal shareholders (greater than 5%) of the Company individually and, as to the directors and officers, as a group.

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

The Company's ownership includes 14,071,024 shares issued and outstanding as of December 31, 2007. Collectively, the Directors and Officers with a beneficial ownership greater than 5%, control 88% of the Company. The share ownership in the table and footnotes below has been reclassified after giving effect to the reverse split.

Table 1: Beneficial Ownership Greater Than 5%

--------------------------------------------------------------------------------
                                                               Percent of Class
  Name and Address (1)                  Number of Shares      Beneficially Owned
-------------------------------------- ------------------ ----------------------

Dale J. Hensel (2)                       5,031,058                45.59%
Dan Barnett                              4,967,058                45.01%
Michelle Taylor                          1,036,375                9.39%
All Directors and Officers as a Group    11,034,491               100.00%
-------------------------------------- ------------------- ---------------------

1) Unless otherwise indicated, the business address for each person listed is: 1341 West Mockingbird Lane, Dallas, Texas 75247


2) Dale Hensel's stock holdings include shares beneficially owned by Hensel under a family limited partnership entity, Leberknight, FLP which holds 3,840,000 common shares (34.79%).

Changes In Control.

None

Item  13  -  Certain   Relationships  and  Related   Transactions  and  director
independence


Series A Preferred Stock Issuance
---------------------------------

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Series A Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,111,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Series A Purchase Agreement, the Investors would also purchase an additional 1,500,000 preferred shares, in increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Series A Purchase Agreement.

Prior to this transaction Messrs. Jones and Payne were not members of the Company's Board of Directors, but became board members immediately subsequent to this transaction.

Dutch Fork
----------

In December 2006, the Company entered into a 50-50 joint venture with FAX/Dutch Fork, L.P. pursuant to which FAX/Dutch Fork provided funding to the venture for the purpose of obtaining distressed real estate to be serviced by the Company. The original agreements governing the venture provide that the Company would receive its out of pocket expenses, plus a pro-rata share of the profits of the venture after FAX/Dutch Fork received an amount equal to its invested capital, plus a preferred return. Effective May 17, 2007 the Company sold its half interest in the joint venture to FAX/Dutch Fork for $300,000; and as a condition of the sale, the Company agreed to continue to service the portfolio assets in the joint venture and provide accounting and administrative services at no charge to Dutch Fork.

Messrs. Payne and Jones have an indirect ownership interest in FAX/Dutch Fork, L.P.

Subsequent Funding by Series A Investors
----------------------------------------

During April 2007, despite not achieving its benchmarks for the first quarter, the Company received the first of the three subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction. However, the Company did not achieve its benchmarks for the subsequent periods, and the Investors advised the Company that they did not intend to fund further tranches under the Series A Purchase Agreement.

In August 2007, after subsequent discussions with the Investors, the Company received a proposal from the Investors with respect to an equity investment of $1,000,000 in exchange for the issuance of 267,347,556 new shares of common stock, which would represent approximately 95% of the outstanding shares of our common stock (the "Transaction"). Effective September 2007, the Company entered into an agreement with the Investors with respect to the Transaction. The agreement was structured as an amendment to the Purchase Agreement described above. The Investors advanced the $1,000,000 purchase price for the 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. The issuance of the shares to the Investors is subject to an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares.

Mr. Payne is the Managing Member of W.C. Payne Investments, L.L.C. and Mr. Jones is a limited partner in FAX/MACC, L.P., and the Managing Member of FAX GenPar, LLC, which is the General Partner of Family Access Exchange II, L.P, which is the General Partner of FAX/MACC, L.P. As a result of the Series A Preferred Stock sale described above, at the time the Company received the proposal from the Investors, Mr. Payne was, through his relationship with W.C. Payne Investments, deemed to hold 448,600 shares of common stock, warrants to purchase an additional 3,489,283 shares of common stock at an exercise price of $.01 per share; and 666,667 shares of Series A Stock; and Mr. Jones, through his relationship with FAX/MAC was deemed to hold 897,200 shares of common stock, warrants to purchase an additional 6,978,566 shares of common stock at an exercise price of $.01 per share and 1,333,333 shares of Series A Stock.

Bridge Funding
--------------

Effective February 12, 2008, the Company entered into two agreements (the "Note Agreements") pursuant to which the Company may borrow up to an aggregate of $600,000 (the "Funding Commitment") through one or more advances. The Note Agreements provide that the Company may, from time to time, request advances up to the Funding Commitment; provided, among other things, that (a) no more than two advances may be requested during any calendar month, and (b) no advance shall be less than $25,000. The first advances under the Note Agreements, in an aggregate amount of $300,000, were received by the Company on February 12, 2008.

Amounts outstanding under the Note Agreements bear interest at the rate of fifteen percent per annum, compounded monthly. All outstanding principal and accrued interest on advances is due and payable on demand. Repayment of advances under the Note Agreements is secured by a pledge of the membership or other equity interests held by the Company in various joint ventures formed by the Company for the purpose of acquiring and holding portfolios of distressed, single-family real estate and non-performing mortgages that the Company manages.

In connection with the Note Agreements, the Company has granted to each lender thereunder, the right, exercisable at any time after the earlier to occur of (a) a going private transaction, or (b) February 12, 2009, to purchase 12.5% of the capital stock of the Company for a nominal consideration (an "Option").

CSSF Master Fund, LP, one of the lenders under the Notes Agreements, is also a member in Canyon Ferry Capital LLC, a joint venture previously established by the Company's subsidiary, Mortgage Assistance Corporation, to acquire a portfolio of real estate properties. MAC is a member of this joint venture, serves as its manager and services the real estate portfolio. Pursuant to the terms governing this joint venture, MAC receives a share in the profits of the joint venture once its venture partners have received the amount of their capital contribution to the venture, plus a preferred return on such capital.

Mr. Payne is an employee of the investment advisor for CSSF Master Fund. In such capacity, Mr. Payne may receive bonus compensation from this investment advisor based on the performance of CSSF Master Fund.

Currently, none of our directors is independent, as defined by Rule 4200(a)(15) of the Nasdaq's listing standards.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Sutton, Robinson Freeman & Co., of Tulsa, Oklahoma.


             --------------------- ------------------------ --------------------
                                          Year End                  Year End
                                      December 31, 2007        December 31, 2006
             --------------------- ------------------------ --------------------
                       Audit Fees          65,137                    58,831
             --------------------- ------------------------ --------------------
                         Tax Fees           4,160                     5,070
             --------------------- ------------------------ --------------------
                   All Other Fees           6,174                        --
             --------------------- ------------------------ --------------------

             --------------------- ------------------------ --------------------
                       Total Fees         $75,471                   $63,901
             --------------------- ------------------------ --------------------

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have and Audit Committee. Currently, the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor or assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved all audit services and fees of our independent auditor for the years ended December 31, 2007 and 2006. Our independent auditors did not provide us with any non-audited services during the period indicated above.

Sutton, Robinson Freeman & Co. was engaged for the full year 2007. The Company's principal accountant, Sutton, Freeman & Robinson & Co. did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

         Item 15 - Exhibits, Financial Statement Schedules

                  Exhibits
                  --------


         3(i) Certificate of Incorporation of the Company (Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996).

         3(i).1 Articles of Amendment filed November 16, 2004 (Incorporated by reference from report filed on November 23, 2004)

         3(i).2 Amendment to Articles of Incorporation increasing the number of authorized shares of the Company's common stock to one hundred seventy-five million (175,000,000) shares at $0.0001 par value Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001.

         3(i).3 Amendment to Articles of Incorporation authorizing the issuance of up to three million (3,000,000) preferred shares at a $1.00 par value; and authorizing the creation of the Company's Equity Incentive Plan (Incorporated by reference to the Company's Form 8-K filed December 6, 2006)

         3(i).4 Articles of Amendment filed January 17, 2005 (Incorporated by reference from report on January 17, 2005)

         3(ii)      By-Laws  of the Company  (Incorporated by reference from the
                    Company's  Registration  Statement  on  Form  10-KSB   filed
                    December 31, 1996)

         4 Copy of specimen certificate representing shares of Common Stock, $.0001 par value per share, of the Company (Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996)

         10.1 Canyon Ferry Capital, LLC - Company Agreement and Servicing Agreement

         10.2       Dutch Fork  Capital,  LLC - Company  Agreement and Servicing
                    Agreement

         10.3 Employment Agreement dated as of February 9, 2007, by and between Ron Johnson and the Company (Incorporated by reference to the Company's Form 8-K filed February 15, 2007)

         10.4 Employment Agreement dated as of March 1, 2007, by and between Rick Coleman and the Company*

         10.5 Employment Agreement dated as of November 30, 2006, by and between Dan Barnett and the Company* (Incorporated by reference to the Company's Form 8-K filed December 6, 2007)

         10.6 Employment Agreement dated as of November 30, 2006, by and between Dale Hensel and the Company * (Incorporated by reference to the Company's Form 8-K filed December 6, 2007)

         10.7 Funding Commitment Agreement dated as of October 2007, by and between Mortgage Assistance Center Corporation and Bob Mangold (Incorporated by reference to the Company's Form 8-K filed November 29, 2007)

         10.8 Amendment and Agreement dated as of September 2007, by and among Mortgage Assistance Center Corporation and the investors listed therein (Incorporated by reference to the Company's Form 8-K filed November 29, 2007)

         10.9 Venture Funding Agreement dated as of October 22, 2007, by and among Mortgage Assistance Center Corporation, Mortgage Assistance Corporation and HBK Fund MS LLC (Incorporated by reference to the Company's Form 8-K filed November 29, 2007)

         10.10 Modification Agreement dated as of October 19, 2007, by and among Mortgage Assistance Corporation, MAP/MAC, LLC and Mortgage Acquisition Partners, L.L.C. (Incorporated by reference to the Company's Form 8-K filed November 29, 2007)

         10.11 Promissory Note dated February 12, 2008 (Incorporated by reference to the Company's Form 8-K filed March 7, 2008)

         10.12 Promissory Note dated February 12, 2008 (Incorporated by reference to the Company's Form 8-K filed March 7, 2008)

          20.1      Code of Ethical Conduct*

          31.1 Chief Executive Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002*

         31.2 Chief Financial Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002*

         32.1 Chief Executive Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002*

         32.1 Chief Financial Officer - Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002*

         *  Filed herewith



         Key to Referenced Exhibits:
         ---------------------------

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

         * Incorporated by reference from the Company's Registration Statement on Form 10-KSB filed December 31, 1996

         ** Incorporated by reference from the Company's Form 10-QSB for the quarterly period ended June 30, 2001

         *** Incorporated by reference to the Company's Form 8-K filed December 6, 2006

         **** Incorporated by reference to the Company's Form 8-K filed February 15, 2007

         ***** Incorporated by reference to the Company's Form 8-K filed November 29, 2007

         ****** Incorporated by reference to the Company's Form 8-K filed March 7, 2008

                     MORTGAGE ASSISTANCE CENTER CORPORATION






                        CONSOLIDATED FINANCIAL STATEMENTS



                                       AND



                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



                           DECEMBER 31, 2007 AND 2006

                                             SUTTON ROBINSON FREEMAN & CO., P.C.

                     Mortgage Assistance Center Corporation






                                Table of Contents





   Report of Independent Registered Public Accounting Firm...................F-2

   Financial Statements
        Consolidated Balance Sheets as of December 31, 2007 and 2006.........F-4

        Consolidated Statements of Operations and Comprehensive Loss
              or the years ended December 31, 2007 and 2006..................F-6

        Consolidated Statements of Changes in Stockholders' Equity
              (Deficit) for the years ended December 31, 2007 and 2006 ......F-8

        Consolidated Statements of Cash Flows
              for the years  ended December 31, 2007 and 2006................F-9

        Notes to Consolidated Financial Statements..........................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Mortgage Assistance Center Corporation
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Mortgage Assistance Center Corporation (a Florida corporation) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mortgage Assistance Center Corporation as of December 31, 2007 and 2006, and the consolidated results of its operations, changes in stockholders' deficit and cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations and had an accumulated stockholders' deficit at December 31, 2007. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note 3. Management's plans in regard to these matters are also described in Note 3. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

We were not engaged to examine management's assertion about the effectiveness of Mortgage Assistance Center Corporation's internal controls over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

         /s/ Sutton Robinson Freeman & Co., P.C.
         ---------------------------------------

         Sutton Robinson Freeman & Co., P.C.
         Certified Public Accountants

         Tulsa, Oklahoma
         April 7, 2008

                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
                           December 31, 2007 and 2006


                                      ASSETS
                                                       December 31, December 31,
                                                          2007          2006
                                                       ----------    ----------
    Current Assets:
Cash and cash equivalents                              $  616,288    $1,205,120
Portfolio assets, at cost (net of impairment reserve
   of $197,237 and $253,509 at December 31, 2007 and
   December 31, 2006, respectively)                     5,788,361     6,798,509
Prepaid expenses and other current assets                 337,158       194,405
                                                       ----------    ----------

Total Current Assets                                    6,741,807     8,198,034

                                                       ----------    ----------
Property and Equipment, at cost:
Land                                                      699,600       699,600
Building and improvements                                 668,840       606,799
Office furniture and equipment                            422,471       118,670
                                                       ----------    ----------
                                                        1,790,911     1,425,069

Less accumulated depreciation                             148,038        73,468
                                                       ----------    ----------

Net Property and Equipment                              1,642,873     1,351,601

                                                       ----------    ----------
Investments and Other Assets:
Deposits                                                   25,404         3,450
                                                       ----------    ----------


Total Assets                                           $8,410,084    $9,553,085
                                                       ==========    ==========








              The accompanying notes are an integral part of these
                        consolidated financial statements




                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2007 and 2006



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                December 31,   December 31,
                                                                                    2007      2006 (Restated)
                                                                                -----------    -----------

      Current Liabilities:                                                      $ 2,614,011    $ 1,52,315
      Notes payable-individuals and others                                        1,000,000           --
      Advance from stockholders                                                      24,500         24,400
      Current portion of mortgages payable                                          342,641        241,301
      Accounts payable                                                              440,517           --
      Settlement costs                                                               74,911        182,532
      Accrued fees and wages                                                        359,694        265,015
      Other accrued liabilities                                                 -----------    -----------

                                                                                  4,856,274      2,235,563
      Total Current Liabilities                                                 -----------    -----------

      Long-term Debt:                                                             2,466,678      1,492,768
      Notes payable-individuals and others                                        1,015,019      1,036,360
      Mortgages payable, less current portion                                   -----------    -----------

                                                                                  3,481,697      2,529,128
      Total Long-Term Debt                                                      -----------    -----------

                                                                                  8,337,971      4,764,691
      Total Liabilities                                                         -----------    -----------

                                                                                  3,612,087      5,466,543
      Minority Interests                                                        -----------    -----------


      Stockholders' Equity  (Deficit):
      Series A convertible  preferred stock ($0.001 par value;  3,000,000 shares
      authorized;   2,000,000  and  1,500,000  shares  issued  and  outstanding;
      aggregate liquidation preference of $2,000,000 and $1,500,000;  cumulative
      undeclared dividends of $207,962 and $12,500 respectively at                  867,828        176,476
      December 31, 2007 and December 31, 2006)

      Common stock ($0.001 par value,  50,000,000 shares authorized,  14,071,024
      and 12,725,124 shares issued and outstanding at December 31, 2007 and          14,071         12,726
      December 31, 2006, respectively)                                            2,374,621      2,306,437
      Additional paid-in capital                                                 (7,140,954)    (3,518,248)
      Retained earnings (deficit) after December 31, 2004                       -----------    -----------
                                                                                 (3,884,434)    (1,022,609)
                                                                                    344,460        344,460
      Subscriptions issuable                                                    -----------    -----------
                                                                                 (3,539,974)      (678,149)
      Total Stockholders' Equity (deficit)                                      -----------    -----------

                                                                                $ 8,410,084    $ 9,553,085
      Total Liabilities and Stockholders' Equity                                ===========    ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     MORTGAGE ASSISTANCE CENTER CORPORATION

         Amended Statements of Changes in Stockholders' Equity (Deficit)

                     Years Ended December 31, 2007 and 2006



                                                December 31,   December 31,
                                                   2007           2006
                                                -----------    -----------
    Operating Revenues:
 Sales of portfolio assets                      $ 2,971,190    $ 2,054,114
 Servicing fees                                     189,872        210,635
 Rental income                                      216,504        134,550
 Other                                              407,732        384,805
                                                -----------    -----------
    Gross operating revenues                      3,785,298      2,784,104
 Cost of portfolio assets sold                    2,629,712      1,501,845
                                                -----------    -----------
    Net operating revenues                        1,155,586      1,282,259
                                                -----------    -----------

Operating Expenses:
 Salaries, wages and contract labor               2,323,665      1,313,373
 Selling, general and administrative expenses     1,967,030      1,576,767
 Depreciation and amortization                       87,002         43,181
 Bad debts                                          196,465        182,443
                                                -----------    -----------
    Total operating expenses                      4,574,162      3,115,764
                                                -----------    -----------

Operating loss                                   (3,418,576)    (1,833,505)
                                                -----------    -----------

Other income (expense):
 Interest and other income                           10,976        131,739
 Interest expense                                  (426,618)      (398,642)
 Priority payments                                     --             --
 Loss on retirement of property                      (2,825)          --
                                                -----------    -----------

    Total other income (expense)                   (418,467)      (266,903)
                                                -----------    -----------

Loss from continuing operations before
    minority interests and income taxes          (3,837,043)    (2,100,408)



              The accompanying notes are an integral part of these
                       consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2007 and 2006


                                                        December 31,    December 31,
                                                            2007            2006
                                                        ------------    ------------

    Loss from continuing operations before
    minority interests and income taxes                 $ (3,837,043)   $ (2,100,408)

Minority interests                                           (85,729)         90,233
                                                        c

Loss from continuing operations before
    income taxes                                          (3,922,772)     (2,010,175)

Income tax benefit (expense)                                    --              --
                                                        ------------    ------------

Loss from continuing operations                           (3,922,772)     (2,010,175)

Discontinued operations:
 Income from Operations of Dutch Fork Capital LLC
    (Including a gain on disposal of $160,128)               300,066            --
                                                        ------------    ------------

Net Loss                                                  (3,622,706)     (2,010,175)
                                                        ------------    ------------

Other comprehensive income                                      --              --

Comprehensive Loss                                      $ (3,622,706)   $ (2,010,175)
                                                        ============    ============

Basic and fully diluted  earnings (loss) per weighted
 average common shares outstanding:
    Continuing operations                               $      (0.29)   $      (0.16)
    Discontinued operations                             $       0.02            --
                                                        ============    ============
    Net Loss                                            $      (0.27)   $      (0.16)


Weighted-average number of common stock outstanding:
    Basic                                                 13,245,047      12,725,124
                                                        ============    ============
    Fully diluted                                               --              --
                                                        ============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements




                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2007 and 2006

                                                                            Common Stock
                                                                       ----------------------
                                                      Series A       Shares       Par Value    Additional
                                                      Preferred                                 paid-in       Accumulated
                                                      Stock                                     capital         deficit
                                                     -----------   -----------   -----------   -----------    -----------

Balances
       December 31, 2005                             $      --      12,725,124   $    12,726   $   173,663    $(1,508,073)

Stock issuable to fund retirements
       of notes payable                                     --            --            --            --             --

Issuance of preferred stock with warrants
               net of issuance costs of $86,985
       preferred stock @ 0.001 par value per share       160,530          --            --            --             --
       common stock warrants                                --            --            --       1,252,485           --

Deemed dividend (accretion of discount)
       on preferred stock                                 15,946          --            --         (15,946)          --

Stock-based compensation expense                            --            --            --         896,235           --

Net loss for the year                                       --            --            --            --       (2,010,175)
                                                     -----------   -----------   -----------   -----------    -----------

Balances
       December 31, 2006                             $   176,476    12,725,124   $    12,726   $ 2,306,437    $(3,518,248)

Issuance of preferred stock @ $0.001 par value
       per share                                         500,000          --            --            --             --

Exercise of common stock warrants                           --       1,345,900         1,345        12,114           --

Deemed dividend (accretion of discount)
       on preferred stock                                191,352          --            --        (191,352)          --

Stock based compensation expense                            --            --            --         247,422           --

Net loss for the year                                       --            --            --            --       (3,622,706)
                                                     -----------   -----------   -----------   -----------    -----------

Balances
       December 31, 2007                             $   867,828    14,071,024   $    14,071   $ 2,374,621    $(7,140,954)




                                                      Subscriptions
                                                        issuable       Total
                                                      -----------   -----------
Balances
       December 31, 2005                              $   102,160   $(1,219,524)

Stock issuable to fund retirements
       of notes payable                                   242,300       242,300

Issuance of preferred stock with warrants
               net of issuance costs of $86,985
       preferred stock @ 0.001 par value per share           --         160,530
       common stock warrants                                 --       1,252,485

Deemed dividend (accretion of discount)
       on preferred stock                                    --            --

Stock-based compensation expense                             --         896,235

Net loss for the year                                        --      (2,010,175)
                                                      -----------   -----------

Balances
       December 31, 2006                              $   344,460   $  (678,149)

Issuance of preferred stock @ $0.001 par value
       per share                                             --         500,000

Exercise of common stock warrants                            --          13,459

Deemed dividend (accretion of discount)
       on preferred stock                                    --            --

Stock based compensation expense                             --         247,422

Net loss for the year                                        --      (3,622,706)
                                                      -----------   -----------

Balances
       December 31, 2007                              $   344,460   $(3,539,974)


              The accompanying notes are an integral part of these
                       consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2007 and 2006


                                                            December 31,   December 31,
                                                               2007           2006
                                                            -----------    -----------

  Cash Flows From Operating Activities
Net loss                                                    $(3,622,706)   $(2,010,175)
Result from discontinued operations                            (300,066)          --
                                                            -----------    -----------
Loss from continuing operations                              (3,922,772)    (2,010,175)
                                                            ===========    ===========
Adjustments  to reconcile  net loss to net
cash  provided (used) by operating activities:
Depreciation                                                     87,002         43,181
Non-cash stock-based compensation                               247,422        896,235
Minority interests in subsidiaries' net earnings (losses)        85,729        (90,233)
Loss on sale of assets                                            2,825           --
Change in assets and liabilities:
Decrease in portfolio assets                                 (1,495,923)    (5,090,456)
Increase in accounts receivable from related parties               --           58,995
Increase in prepaid expenses and other assets                  (164,574)      (161,310)
Increase in accounts payable                                    101,340       (225,888)
Increase in settlement costs                                    440,517           --
Decrease in accrued fees and wages                             (107,621)       168,857
Increase in other accrued liabilities                            94,679        150,451
                                                            -----------    -----------

Total adjustments                                              (708,604)    (4,250,168)
                                                            -----------    -----------

               Net Cash Used by Operating Activities         (4,631,376)    (6,260,343)
                                                            -----------    -----------

Cash Flows From Investing Activities

Additions to property and equipment                            (381,099)       (57,438)
                                                            -----------    -----------

                  Net Cash Used by Investing Activities        (381,099)       (57,438)
                                                            -----------    -----------


              The accompanying notes are an integral part of these
                        consolidated financial statements


                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2007 and 2006





                                                           December 31,   December 31,
                                                               2007          2006
                                                           -----------    -----------

   Cash Flows From Financing Activities
Proceeds from issuance of debt to individuals and others   $ 2,866,678    $ 1,793,000
Repayments of debt to individuals and others                  (801,072)    (1,075,997)
Net proceeds from issuance of preferred stock                  500,000           --
Proceeds from issuance of common stock                          13,459      1,413,015
Capital contributions from minority interests                2,015,802      5,101,546
Refunds of capital contributions to minority interests      (1,340,168)          --
Distributions to minority interests                            (84,927)      (236,223)
Net advances from (repayments to) stockholder                1,000,000        (60,574)
Repayments of mortgage loans                                   (21,241)       (10,844)
                                                           -----------    -----------

Net Cash Provided by Financing Activities                    4,148,531      6,923,923
                                                           -----------    -----------

Net Cash Provided by Discontinued Operations                   275,112           --
                                                           -----------    -----------

Net Increase (Decrease) in Cash                               (588,832)       606,142

Cash at Beginning of Period                                  1,205,120        598,978
                                                           -----------    -----------

Cash at End of Period                                      $   616,288    $ 1,205,120
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year for:
Interest                                                   $   365,513    $   334,038
Prior payments                                                    --             --



              The accompanying notes are an integral part of these
                        consolidated financial statements

Note 1 - Organization
---------------------

Mortgage Assistance Center Corporation (formerly Safe Alternatives Corporation of America, Inc.) (the "Company" or "MACC") was organized in 1976 under the name Knight Airlines, Inc. The Company completed an initial public offering in 1978 of its common stock in Florida. The Company has also operated under the names of Portsmouth Corporation, SAC-Delaware and Environmental Alternatives, Inc. From July 1, 2002 to May 2005 the Company had no assets or operating activities.

The Company changed its name on May 14, 2004 to Mortgage Assistance Center Corporation. The change was made in connection with the requirements of a Letter of Intent executed between the Company and Mortgage Assistance Corporation ("MAC"), a Texas corporation, in which re-organizational steps were undertaken to create a change in control of MACC prior to the completion of a business combination agreement.

Upon completion of a definitive Business Combination Agreement in August 2005, MACC acquired all of the issued and outstanding capital stock of Mortgage Assistance Corporation and MAC became a wholly owned subsidiary of MACC.

Note 2- Summary of Significant Accounting Policies
--------------------------------------------------

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

Principles of Consolidation and Basis of Presentation:

The accompanying financial statements are consolidated and include the financial statements of MACC and its wholly owned subsidiary, MAC. All significant intercompany accounts and transactions are eliminated in consolidation.

The Company through its subsidiary, MAC, has a 50% ownership interest in eight unincorporated joint ventures and acts as the manager of each venture and, as such, exercises control over each venture. The other members of each of the ventures do not have either (a) the substantive ability to dissolve the venture or otherwise remove the manager without cause, or (b)

---------------------------------------------------------------

Principles of Consolidation and Basis of Presentation: (continued)

substantive participating rights. Based on these factors, MAC's interest in each of the joint ventures meets the criteria for consolidation under the provisions of Emerging Issues Tax Force Issue No. 04-5, Determining Whether A General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF Issue No. 04-5") and AICPA Statement of Position 78-9, Accounting for Investments in Real Estate ("SOP 78-9"). The consolidated financial statements include 100% of the assets and liabilities of these unincorporated entities, with the ownership interests of minority investors recorded in a noncurrent caption, "Minority Interests." On May 17, 2007, MAC sold its 50% interest in the future profits of Dutch Fork Capital, LLC ("Dutch Fork") to the other 50% partner in that venture for $300,000 cash. Two of MACC's directors have indirect ownership interests in Dutch Fork. At December 31, 2007, and for the year then ended, all of the assets, liabilities and applicable minority interests have been eliminated, and the results of operations have been classified as Discontinued Operations. Portfolio Assets:

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

Subsequent to acquisition, the adjusted cost of the mortgage note receivable pools is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of estimated future cash receipts, which represent the net realizable value of the note pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified and is charged to operations in the period the impairment is identified. Accordingly, the Company recorded an impairment allowance of $197,237 and $253,509 as of December 31, 2007 and December 31, 2006,
respectively.

The Company recognizes gain or loss on the sale or other resolution of mortgage loans pools based on the difference between the net sale proceeds and the cost basis of the individual loans

---------------------------------------------------------------

  Mortgage Note Receivable Pools: (continued)

included in the pool being sold. Collections of delinquent principal and interest payments are credited against the cost basis of the respective loan.

The Company follows the provisions of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"), which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for all loans acquired after 2004; however, all of the loans in the Company's portfolio have been accounted for in accordance with SOP 03-3, regardless of date acquired.

  Real Estate Portfolios:

Real estate portfolios consist of real estate acquired by foreclosures of individual mortgage notes. Such portfolios are carried at the lower of cost or fair value less estimated costs to sell. The cost of foreclosed real estate consists of original loan costs plus any costs relating to the development and improvement of the real estate for its intended use. The costs of foreclosure and any required refurbishment costs to bring the property to resalable condition, as well as any maintenance, taxes and insurance costs required during the holding period are capitalized. Income or loss is recognized on the disposal of real estate at the date of closing, based on the difference between selling prices, less commissions, and capitalized costs. Rental income, net of expenses, on real estate portfolios is recognized when received. Accounting for portfolios is on a pool basis.

Subsequent to acquisition,  the cost of real estate  portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company determined that no allowance for impairment on real estate portfolios was required at December 31, 2007 and December 31, 2006.

Other Revenue Recognition Policies:

  Servicing fees:

Servicing fees are charged to the portfolio asset pools for services provided by the Company (property management, legal, administrative) in order to maximize the value of the assets in the portfolio. Income is recorded as the services are performed, in accordance with the terms of the service agreements.

--------------------------------------------------------------

  Rental Income:

The Company, through one of its 50% owned joint ventures, owns a commercial building in Dallas, Texas that it leases. Rental income is accrued on a monthly basis in accordance with the terms of the lease agreement.

 Other income:

Other operating income primarily consists of fees received from individual investors, joint venture partners, or third party entities for identifying and acquiring asset pools as well as the reimbursement of certain costs associated therewith, and are recorded at the time the acquired pools are transferred to the investors.

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

Maintenance, repairs, renewals and betterments, in general, are charged to expense as incurred, except that of major renewals and betterments which extend the life on an asset or increase the values thereof are capitalized.

Share-Based Compensation:

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and non-management directors under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Compensation cost for stock options was not recognized in the Consolidated Statement of Income for the years prior to 2006 as all options granted had an

--------------------------------------------------------------

Share-Based Compensation: (continued)

exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, compensation cost was recognized for restricted stock units. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", using the modified-prospective method. Under this method, compensation cost recognized in periods subsequent to December 31, 2005, includes: (1) compensation cost for all share-based payments granted through December 31, 2005, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (2) compensation cost for most share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The performance targets for certain performance-based restricted stock units have not been established and therefore expense is not currently recognized. Expense associated with these performance-based awards will be recognized in future periods when performance targets are established. Results for prior periods have not been restated.

Total stock-based compensation expense for the years ending December 31, 2007 and 2006, was $247,422 and $896,235, respectively.

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

Management's judgment and income tax assumptions are used to determine the levels, if any, of valuation allowances associated with deferred tax assets.

--------------------------------------------------------------

Income Taxes: (continued)

Effective January 1, 2007, the Company adopted the provisions of Financial Interpretation No. 48 ("FIN 48"). FIN 48 prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit, determined on a cumulative probability basis, that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of this Interpretation did not have any impact on the Company's financial position or results of operations, as the Company did not have any uncertain tax positions at December 31, 2007.

Net Loss Per Common Share:

The Company computes net income (loss) per share in accordance with SFAS No 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common shares is based on the weighted-average outstanding common shares and issuable restricted stock units.

Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of options and warrants to purchase common stock, nonvested restricted stock units and convertible debentures. Due to the Company's losses, such potentially dilutive securities are anti dilutive for the years ended December 31, 2007 and 2006. The weighted average number of potentially fully dilutive shares was 28,386,131 and 19,333,934 for the years ended December 31, 2007 and 2006, respectively.

Note 3 - Going Concern Uncertainty
----------------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant operating losses in 2007 and prior years, resulting in an accumulated stockholders' deficit as of December 31, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and

----------------------------------------------

classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability.

The Company continues to actively pursue alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. In addition, the Company continues to explore opportunities to secure additional sources of debt or other financings as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. However, there is no guarantee that the Company will receive sufficient funding to sustain operations and/or implement any future business plans.

Note 4 - Recent Accounting Pronouncements
-----------------------------------------

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 requires two distinct transition approaches; (i) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (ii) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable. The Company did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings upon the adoption of SFAS No. 157. Beginning January 1, 2009, the Company will apply SFAS No. 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. SFAS No. 157 expands disclosures about assets and liabilities measured at fair value on a recurring basis effective beginning with first-quarter 2008 reporting.

-----------------------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 establishes a fair value option permitting entities to elect to measure eligible financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is applied to the entire instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, and should not be applied retrospectively to fiscal years beginning prior to the effective date. On the adoption date, an entity may elect the fair value option for eligible items existing at that date and the adjustment for the initial remeasurement of those items to fair value should be reported as a cumulative effect adjustment to the opening balance of retained earnings. Subsequent to January 1, 2008, the fair value option can only be elected when a financial instrument or certain other item is entered into. On

January 1, 2008, the Company did not elect the fair value option for any existing eligible financial instruments or certain other items.

In June 2007, the FASB ratified EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). EITF 06-11 requires that the income tax benefits received on dividends or dividend equivalents paid to employees holding equity-classified nonvested shares be recorded as additional paid-in capital when the dividends or dividend equivalents are charged to retained earnings pursuant to SFAS No. 123(R). This EITF is applied prospectively and is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. EITF 06-11 requires the disclosure of any change in accounting policy for income tax benefits of dividends or dividend equivalents on share-based payment awards as a result of adoption. The Company began applying the provisions of EITF 06-11 on January 1, 2008 with no material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (SFAS No. 141(R)). SFAS No. 141(R) applies to all business combinations and establishes guidance for recognizing and measuring identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree and goodwill. Most of these items are recognized at their full fair value on the acquisition date, including acquisitions where the acquirer obtains control but less than 100 percent ownership in the acquiree. SFAS No. 141(R) also requires expensing of transaction costs as incurred and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations with an acquisition date in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for

-----------------------------------------------------

noncontrolling ownership interests in subsidiaries (previously referred to as minority interests). Noncontrolling ownership interests in consolidated subsidiaries will be presented in the consolidated balance sheet within stockholders' equity as a separate component from the parent's equity. Earnings attributable to the noncontrolling interests will be reported as a part of consolidated net income and not as a separate income or expense item. Earnings per share will continue to be based on earnings attributable to only the parent company and does not change upon adoption of SFAS No. 160. SFAS No. 160 provides guidance on accounting for changes in the parent's ownership interest in a subsidiary, including transactions where control is retained and where control is relinquished. SFAS No. 160 also requires additional disclosure of information related to noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Statement will be applied prospectively to transactions involving noncontrolling interests, including noncontrolling interests that arose prior to the effective date, as of the beginning of the fiscal year it is initially adopted. However, the presentation of noncontrolling interests within stockholders' equity and the inclusion of earnings attributable to the noncontrolling interests in consolidated net income require retrospective application to all periods presented. The Company will assess the impact on its consolidated financial statements.

Note 5 - Portfolio Assets
-------------------------


Portfolio assets were comprised of the following at December 31, 2007 and 2006:

                                             2007         2006
                                          ----------   ----------
Mortgage note receivable pools            $1,466,796   $2,125,852
Real Estate portfolios                     4,283,440    4,729,647
Tax liens and other                          235,362      196,518
                                          ----------   ----------

     Total portfolio assets                5,985,598    7,052,017

Less valuation allowance for impairment      197,237      253,508
                                          ----------   ----------

     Net portfolio assets                 $5,788,361   $6,798,509
                                          ==========   ==========
All portfolio assets are pledged to secure notes payable to individuals and others (See Note 6).

The following table presents changes in the reserve for impairment:

                                         2007         2006
                                      ---------    ---------
Beginning balance                     $ 253,508    $ 202,690
Provision for impairment                232,136      105,000
Amounts charged off against reserve    (288,407)     (54,182)
                                      ---------    ---------

Ending balance                        $ 197,237    $ 253,508
                                      =========    =========


Note 6 - Notes Payable
----------------------

At December 31, 2007 and 2006, notes payable to individuals and others were comprised of the following:

                                                                 2007         2006
                                                              ----------   ----------

    Non-interest bearing loan payable to minority interest
partner in MAP/MAC, L.L.C., due October 1, 2008               $1,120,136   $1,480,136

Loans payable to One Source Mortgage Investments,
Inc., due interest only monthly or semiannually
 at 12%, maturing September 2008 - March 2009                  1,011,500      626,500

Loans payable to Strategic Equity Investments, Inc.,
due interest semiannually at 12% maturing April 2009 -
September 2009                                                 1,901,000         --

Loan payable to Strategic Equity Investments, Inc.,
due interest semiannually at 14% maturing December 2010          250,000         --

Loan payable to Kirtland Realty Group, L.P., due                 223,200      223,200
interest only monthly at 14%, maturing November 2008

Loan payble to individuals, due interest only                    425,998      425,998
quarterly at 12%, maturing November 2008

Loan payable to individual, due interest only semiannually,       95,405       95,405
maturing November 2008

Other                                                             53,450      163,844
                                                              ----------   ----------

Total                                                          5,080,689    3,015,083

Less portion due within one year                               2,614,011    1,522,315
                                                              ----------   ----------
                                                              $2,466,678   $1,492,768
                                                              ==========   ==========





At December 31, 2007, principal installments on notes payable to individuals and others were due $2,614,011 in 2008, $2,186,000 in 2009 and $280,678 in 2010.

Certain real estate and mortgage note receivable pools secure the loans from individuals and others.

----------------------  -----------

Pursuant to the terms of the operating agreement for MAP/MAC, L.L.C. ("MAP/MAC"), as amended (the "Modification Agreement"), MAP/MAC and its members have agreed to release MAC from any claims arising from any previous breach or violation by MAC of MAP/MAC's governing documents, or any related promissory note or servicing agreements provided, (1) MAP/MAC pays $100,000 to MAP as partial repayment on outstanding loans, (2) MAC repays to MAP, on or before October 1, 2008, all other outstanding loan balances related to the acquisition of properties made by MAC on behalf of MAP/MAC, and (3) MAC and MAP/MAC comply, through October 1, 2008, with all other terms and conditions set forth in the agreements governing or related to MAC's venture relationship with MAP. The outstanding loan balance to be repaid under the Modification Agreement under (2) above was $1,120,135.66 after the $100,000 payment described in (1) above was made in November 2007.

Note 7 - Advance From Stockholders
----------------------------------

W. C. Payne Investments, L.L.C. and FAX/MACC L.P. advanced $1,000,000 for the purchase of 267,347,556 shares of common stock in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of a definitive agreement, and the second of which was paid to the Company in October 2007 (see Note 10). Since the transaction is scheduled to close during 2008, this amount has been classified as a current liability in the accompanying consolidated financial statements.

Note 8- Mortgages Payable

At December 31, 2007 and 2006, the balance in this caption was comprised of the following:


                                                            2007         2006
                                                         ----------   ----------
    Installment  note payable to Legacy Texas Bank,
    due $8,714 monthly beginning July 2006,
    interest at 2.75% above the Federal Home Loan
    Bank (FHLB) rate, maturing June 2016.                $  970,316   $  990,412

    Other                                                    69,203       70,348
                                                         ----------   ----------
    Total                                                 1,039,519    1,060,760
    Less Current portion                                     24,500       24,400
                                                         ----------   ----------

                                                         $1,015,019   $1,036,360
                                                         ==========   ==========

-------------------------------------

The mortgage loan payable to Legacy Texas Bank (the "Bank") is collateralized by certain rental real estate located in Dallas, Texas, which comprises the Company's land, buildings and improvements in the accompanying consolidated balance sheets, as well as the personal guarantees of two of the Company's former executive officers, and both of which are significant stockholders and served as directors during 2007. The interest rate on this loan is an adjustable rate which was fixed on June 1, 2006 and will be subsequently recalculated, adjusted and fixed by the Bank every three (3) years thereafter. From the inception of this loan through June 1, 2006, the loan was payable interest only at 1% above a specified prime rate.

Estimated principal installments due on mortgage loans for each of the five years subsequent to December 31, 2007 are as follows:


                                          2008                  $ 24,500
                                          2009                    28,600
                                          2010                    31,500
                                          2011                    33,700
                                          2012                    36,000

Note 9 - Minority Interests
---------------------------

Minority interests on the Company's consolidated balance sheets represent the 50% ownership interests in the equity of eight unincorporated joint venture subsidiaries (six in 2006) not owned by the Company.

Changes in minority interests for the years ended December 31, 2007 and 2006 consisted of the following:


                                                     2007           2006
                                                 -----------    -----------

Balance, beginning of year                       $ 5,466,543    $   691,453

Minority interests in net earnings (losses)
of subsidiaries                                       85,729        (90,233)

Capital contributions from minority interests      2,015,802      5,101,546

Distributions of capital to minority interests    (1,340,168)      (236,223)

Distributions of profit to minority interests        (84,927)          --

Discontinued operations                           (2,530,892)          --
                                                 -----------    -----------

Balance, end of year                             $ 3,612,087    $ 5,466,543
                                                 ===========    ===========


Note 10 - Related Party Transactions
------------------------------------

During the years ended, December 31, 2007 and 2006, the Company engaged in certain transactions with Messrs. William G. Payne and Rod C. Jones and with certain entities controlled by them. Messrs. William G. Payne and Rod C. Jones are members of the Company's Board of Directors. Mr. Payne is also the Managing Member of W.C. Payne Investments, L.L.C and Mr. Jones is a limited partner in FAX/MACC, L.P., and the Managing Member of FAX GenPar, LLC, which is the General Partner of Family Access Exchange II, L.P, which is the General Partner of FAX/MACC, L.P.

Series A Preferred Stock Issuance:

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Series A Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 9,111,387 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Series A Purchase Agreement, the Investors would also purchase an additional 1,500,000 preferred shares, in

------------------------------------------------

increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Series A Purchase Agreement (see Note 13). Prior to this transaction, Mssrs. Payne and Jones were not members of the Company's Board of Directors, but became members immediately after this transaction.

Dutch Fork Capital, LLC:

In December 2006, the Company entered into a 50-50 joint venture with FAX/Dutch Fork, L.P. (of which Messrs. Payne and Jones have an ownership interest) pursuant to which FAX/Dutch Fork provided funding to the venture for the purpose of obtaining distressed real estate to be serviced by the Company. The original agreements governing the venture provide that the Company would receive its out of pocket expenses, plus a pro-rata share of the profits of the venture after FAX/Dutch Fork received an amount equal to its invested capital, plus a preferred return. Effective May 17, 2007, the Company sold its half interest in the joint venture to FAX/Dutch Fork for $300,000; and as a condition of the sale, the Company agreed to continue to service the portfolio assets in the joint venture and provide accounting and administrative services at no charge to Dutch Fork

Subsequent Funding by Series A Investors:

Effective September 2007, the Company entered into an amendment to the Series A Purchase Agreement described above. The Investors advanced $1,000,000 for the purchase of 267,347,556 shares of common stock (representing approximately 95% of the total stock outstanding) in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. The issuance of the shares to the Investors is subject to an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares.

Vision Ads, Inc:

During the year ended December 31, 2006, MAC engaged in certain transactions with two of its principal officers and with an affiliated entity Vision Ads, Inc. ("VA"), (dba "Red Horse Realty"), owned by a MAC vice president.

MAC had charged VA, a real estate management firm, for usage of office space, personnel and other administrative costs through 2005, and had recorded an account receivable of $50,945 from VA at December 31, 2005. At December 31, 2006, management determined that the amount owed by VA, amounting to $58,481, would be forgiven in lieu of the officer's uncompensated service to the Company prior to 2005 and certain other considerations, which included the forfeiture of stock options.

------------------------------------------------

Stockholder Loans:

One of the Company's principal officers and stockholders made cash advances of $60,574 to the Company under two unsecured loans, bearing interest at 18%, during 2005, and additional loans of $15,512 in 2006 at an interest rate of 12%. All outstanding advances were repaid on November 30, 2006. Interest expense on these loans amounted to $18,021 for the year ended December 31, 2006.

Note 11 - Income Taxes
----------------------

The components of income tax (benefit) expense, on continuing operations, for the nine months ended December 31, 2007 and 2006, respectively, are as follows:

                                                       December 31,
                                                    2007         2006
                                                 ----------  -----------

                        Federal:
                          Current                $       -    $       -
                          Deferred                       -            -
                                                 ----------  -----------
                                                         -            -
                                                 ----------  -----------
                        State:
                          Current                        -            -
                          Deferred                       -            -
                                                 ----------  -----------

                          Total                  $       -    $       -
                                                 ==========  ===========


The Company's income tax expense for the years ended December 31, 2007 and 2006, respectively, differed from the statutory tax rate of 34.0% as follows:


                                                         2007          2006
                                                     -----------    -----------
     Statutory rate applied to income
      before income taxes                            $(1,106,000)   $  (332,800)
Increase (decrease) in income taxes
     resulting from:
       State income taxes                                   --             --
       Other, including reserve for deferred tax
         asset and application of net operating loss
         loss carryforward                             1,106,000        332,800
                                                     -----------    -----------
Income tax expense                                   $      --      $      --
                                                     ===========    ===========

----------------------------------

Deferred tax assets and liabilities consisted of the following at December 31, 2007 and December 31, 2006:

                                                 December 31,   December 31,
                                                     2007           2006
                                                 -----------    -----------
           Deferred tax assets
              Net operating loss carryforwards   $ 4,991,000    $ 3,960,000
              Less valuation allowance            (4,991,000)    (3,960,000)


           Net Deferred Tax Asset                  $      --      $      --
                                                 ===========    ===========


As of December 31, 2007, the Company had a net operating loss carryforward of approximately $14,700,000 to offset future taxable income. Subject to current regulations, this carryforward began to expire in 2007. Due to the reverse acquisition transaction with MAC in May 2005, the usage of the Company's net operating loss carryforward will be severely limited. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by Section 338 of the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

A 100% valuation allowance has been established related to the deferred tax asset resulting from the net operating loss carryforward, reflecting the uncertainty of the future realization of this asset.

Note 12 - Common Stock Transactions
-----------------------------------

In August, 2007, Messrs. Payne and Jones, two of the Company's directors and significant shareholders, exercised warrants for 448,600 and 897,300 shares of common stock for $4,486 and $8,973, respectively.

Note 13 - Series A Preferred Stock Financing Agreement
------------------------------------------------------

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement ("Purchase Agreement") with W.C. Payne Investments, L.L.C. and FAX/MACC, L.P. (the "Investors") pursuant to which the Company sold to Investors 1,500,000 shares of the Company's Series A Preferred Stock at a price of $1.00 per share, as well as warrants to purchase 4,556,694 shares of the Company's common stock at an exercise price of $0.01 per warrant share. Under the terms of the Purchase Agreement, the Investors purchased 1,500,000 of the preferred shares on November 30, 2006, with an additional 1,500,000

------------------------------------------------------------------

preferred shares to be purchased in three increments of 500,000, conditioned on the satisfaction of certain financial benchmarks set forth in the Purchase Agreement on March 31, June 30, and September 30, 2007.

The proceeds from the issuance of preferred stock, less related issuance costs of $86,985, amounted to $1,413,015, which was allocated $160,530 to the preferred stock and $1,252,485 to the warrants issued and classified as additional paid-in capital. The discount from the value of the preferred stock will be accreted back to the preferred stock over the seven-year period from the date of issuance to the date the preferred stock can be redeemed by the Company, November 30, 2013. Such accretion of the discount on the preferred stock is being accounted for as a deemed dividend to the preferred stockholders, and amounted to $191,352 and $15,946 for the years ended December 31, 2007 and 2006, respectively.

The Company did not achieve its benchmarks for the period ended March 31, 2007; however, the Investors waived the benchmarks for this period, and during April the Company received the first of the subsequent tranches of $500,000 in cash as contemplated by the November 30, 2006 financing transaction. The Company did not achieve its benchmarks for the period ended June 30, 2007 and the Investors advised the Company that they did not intend to fund further tranches under the Purchase Agreement.

Holders of the preferred stock are entitled to receive cumulative cash dividends, out of any assets legally available, at the rate of 10% per annum (of the original per share issue price of $1.00) per share of preferred stock, accrued and compounded on a quarterly basis. Such dividends will have preference over any payment or declaration of a dividend or other distribution on the Company's common stock. The preferred stock is also subject to a mandatory conversion provision hereby, upon the determination that a holder of the preferred stock is a "Non-Participating Holder", as defined in the Purchase Agreement; any preferred stock of such holder will be automatically converted into shares of common stock on a 1:1 basis. Cumulative undeclared dividends were $207,962 and $12,500 at December 21, 2007 and 2006, respectively.

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

------------------------------------------------------------------

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

Effective September 2007, the Company entered into an amendment to the Series A Purchase Agreement described above. The Investors advanced $1,000,000 for the purchase of 267,347,556 shares of common stock (which would then represent approximately 95% of the total stock outstanding) in two separate tranches of $500,000, one of which was paid to the Company in August, 2007, prior to the entry by the parties of the definitive agreement, and the second of which was paid to the Company in October, 2007. The issuance of the shares to the Investors is subject to an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares.

Note 14 - Incentive Plan
------------------------

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

------------------------------------

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

Under the provisions of the Plan, and pursuant to Board of Directors approval on November 28, 2006, the Company granted non-statutory options (e.g. non-qualified stock options) for 834,800 shares of common stock to various individuals in consideration for prior employment and / or consulting services provided to the Company. These options were issued with an exercise price of $0.85 which was the closing trading price per share on the date of the grant. These options were 100% fully vested and exercisable at the date of the grant, and may be exercised at any time through November 28, 2011. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.38. Allowing for potential future forfeitures, a non-cash compensation expense of $318,466 was recorded for 2006. As of December 31, 2007 a total of 16,000 ISO's and 84,800 NSO's were deemed to have been terminated under the plan.

------------------------------------

In connection with three year employment agreements entered into between the Company and two of its principal officers and stockholders on November 30, 2006, the officers were granted incentive stock options for 600,000 shares of common stock under the Plan. One third of such incentive stock options will become exercisable upon each successive anniversary date of the employment agreements, provided that the officers are employed by the Company on each such anniversary date. The fair value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the options at grant was determined to be approximately $0.45. All non-cash compensation expense for this issuance will occur in future years pursuant to vesting. Pursuant to the December 10, 2007 termination of one of the officers for good cause, incentive stock options for 200,000 shares were forfeited.

Note 15 - Common Stock Warrants
-------------------------------

Pursuant to a Senior Subordinated Bridge financing executed during August 2006 with the Investors in the Company's Series A Preferred stock purchase, the Company issued two warrants for 50,000 shares of common stock each to the Investors. These warrants were issued at an exercise price of $0.01 per share and may be exercised anytime through August 2013.

On November 30, 2006, the Company entered into a Series A Preferred Stock and Common Stock Warrant Purchase Agreement (See Note 4), in which warrants to purchase 9,113,387 shares of the Company's common stock at an exercise price of $.01 per share were issued to the Investors. The warrants may be exercised at any time through November 30, 2016. The fair value of these warrants was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the value of the warrants at grant was determined to be $1.00 per warrant share. Pursuant to a bridge financing agreement with the investors during September 2007, a total of 1,345,800 warrant shares were duly exercised by the investors. As of December 31, 2007 the respective shares of Common Stock due upon exercise of warrants were pending issuance.

In addition to the above warrants, the Company issued "Back-End Warrants" to the Investors to purchase 2,700,262 shares of the Company's Common stock at an exercise price of $0.01 per share. The Back-End warrants are now deemed to be exercisable in full due to the Company's failure to achieve certain financial benchmarks as of December 31, 2007.

In addition to the warrants described above, the Company issued 150,000 warrants to the Investors in connection with their appointment to the Company's board of directors. These warrants have an exercise price of $.65 per share, which price may be adjusted with the terms of the warrants. The Company ascribed a value of $0.29 per warrant share to these warrants using the previously noted trinomial lattice valuation model. These warrants expire November 30, 2016.


Note 15 - Common Stock Warrants (continued)
-------------------------------------------

The Company also issued warrant certificates for 467,000 shares of common stock to its former legal counsel and for 150,000 shares to a financial advisor, both at an exercise price of $0.65 per share, subject to adjustment in accordance with the terms of the warrants. The Company valued these warrants at $0.29 per warrant share using the trinomial lattice valuation methodology and recorded a non-cash compensation expense of $382,585 for 2006. These warrants expire on November 30, 2011.

At December 31, 2007, the Company had an obligation to a financial consultant pursuant to a June 19, 2006 Consulting Agreement for an equity compensation fee of $308,133, representing five percent (5%) of the amount of monies loaned to the Company by lenders procured by the consultant. The equity compensation fee is to be converted to a share basis according to the closing trading price per share on the date each individual funding tranche closes and paid in the form of five-year common stock purchase warrants of the Company with an aggregate fair market value equivalent to the equity compensation fee earned. This calculation converts the equity compensation fee to a total of 585,096 warrant shares.
Pursuant to this agreement, the consultant was issued a common stock purchase warrant on June 11, 2007 for 157,866 warrant shares at an exercise price of $0.40 which was the actual per share price at the close of trading on June 11.
Subsequently, the consultant was issued a second warrant for 219,025 shares on June 29, 2007 at an exercise price of $0.43. A third-party consultant determined that the fair value of these options with a commercially available software product which utilizes a proven trinomial lattice valuation methodology. The value of these warrants was determined to be $0.18 and $0.19, respectively, per warrant share. These warrants expire five years from the date of grant. As of December 31, 2007 the Company had an obligation to issue another warrant to this consultant for a total of 208,205 shares of common stock.

Note 16- Share-Based Compensation
---------------------------------

At December  31,  2007,  the Company  had granted  stock  options for a total of
3,182,000  shares of common stock under its 2006 Equity  Incentive  Plan and had also granted  other common stock  purchase  warrants for  compensation  purposes totaling  1,143,891  shares (See Notes 15 and 16). All  outstanding  options and warrants  were granted on or after  November 28, 2006.  Any previous  agreements with  employees,  former  employees or  consultants  were  cancelled.  The total non-cash  compensation  cost that has been charged  against  income for all such options and  warrants  granted was  $247,422  and  $896,235  for the years ended
December 31, 2007 and 2006,  respectively.  The share-based compensation expense increased  the basic  loss per share by $0.02 for the year  ended  December  31,
2007.  The result  reflects no related tax  benefit  due to the  Company's  full valuation  allowance on its deferred tax assets.  As of December 31, 2007, there
was  an  additional  $282,313  of  non-cash   compensation  expense  related  to
non-vested share awards that is expected to be recognized over a period of three years.

All of the options and warrants granted to employees for prior service during 2006 and those issues to advisors, consultants and directors for compensation were fully vested at the grant date.





Note 16- Share-Based Compensation (continued)

Any options issued pursuant to employment or retention agreements vest according to a pre-determined time-vest schedule.

A summary of stock options and warrants outstanding at December 31, 2007 is as follows:

                                                                    Weighted-Average
                         Option and             Range of               Remaining             Weighted-Average
                       Warrant Shares       Exercise Prices         Contractual Life          Exercise Price
                      ------------------   -------------------   -----------------------   ----------------------

    Outstanding              4,325,891         $ .40-1.11              4.1 years                   $ .76

    Exercisable              2,859,191         $ .40-1.11              4.0 years                   $ .74



The lattice (trinomial) option-pricing model was used to estimate the fair value of options and warrants at the date of individual grants as they occurred during 2006 and 2007. The weighted-average grant date fair value of options and warrants granted in 2007 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

               Weighted-average grant date
               fair value of options and warrants
               granted                                            $0.39

               Assumptions:
               Risk-free rate of return                            5.0%
               Expected life                                     5 years
               Weighted-average volatility                        91.7%
               Expected dividend yield                             0.0%


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

---------------------------------------------

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



Note 17 - Venture Funding Agreement
-----------------------------------

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

Through December 31, 2007, HBK provided equity funding of approximately $7,600,000 for two joint venture entities. The Company recognized $227,882 of sourcing fee revenue for the year ended December 31, 2007 based on the purchase price of two Property Portfolios acquired.

Note 17 - Venture Funding Agreement
-----------------------------------

In connection with the Venture Funding Agreement, the Company has issued a warrant to purchase shares of our common stock that would, when, if exercised in full, result in the warrant holder holding 33% of the outstanding shares of common stock.

Note 18 - Lease Commitments
---------------------------

The Company leases its corporate offices in Dallas, Texas under an operating lease expiring in April, 2014. The Company is required to pay all insurance, maintenance and repairs related to this leased facility. The Company had no other significant operating leases. Rental expense under this lease was $120,013 for the year ended December 31, 2007. At December 31, 2007, minimum future lease payments to be paid annually under the seven-year non-cancellable operating lease for operating space were as follows:

               2008      $190,632
               2009       210,390
               2010       232,710
               2011       232,710
               2012       253,200
               2013       263,445
               2014        87,815


Note 19 - Restatement
---------------------

The financial statements for December 31, 2006 have been restated to present the carrying value of the Company's Series A preferred stock at its carrying value, as opposed to par value, and to reflect the allocation of net proceeds from the issuance of preferred stock between preferred stock and the related warrants issued. In addition, the 2006 financial statements were restated to reflect the accretion of the discount from the redemption value of the preferred stock as a deemed dividend to the preferred stockholders. The effect of this restatement had no impact on the net stockholders' deficit at December 31, 2006, or the consolidated results of operations for the year ended December 31, 2006.

Note 20 - Subsequent Events
---------------------------

On January 1, 2008, the Company and Mr. Michael Caolo entered into a Legal Consulting Engagement Agreement pursuant to which the Company retained the services of Mr. Caolo as its General Counsel (the "Consulting Agreement"). Under the terms of the Consulting Agreement, Mr. Caolo was to receive a monthly retainer of $15,000 per month during the two-year term of the agreement, plus bonuses based on company performance. On February 21, 2008, the Company terminated the services of Mr. Michael Caolo, and on March 6, 2008, the Company received notification from Mr. Caolo claiming breach of the Consulting Agreement and demanding cure. Neither the Company nor Mr. Caolo has taken any further action with respect to Mr. Caolo's demand.

Effective February 12, 2008, the Company entered into two agreements (the "Note Agreements") pursuant to which the Company may borrow up to an aggregate of $600,000 (the "Funding Commitment") through one or more advances. The Note Agreements provide that the Company may, from time to time, request advances up to the Funding Commitment; provided, among other things, that (a) no more than two advances may be requested during any calendar month, and (b) no advance shall be less than $25,000. The first advances under the Note Agreements, in an aggregate amount of $300,000, were received by the Company on February 12, 2008.

Amounts outstanding under the Note Agreements bear interest at the rate of fifteen percent per annum, compounded monthly. All outstanding principal and accrued interest on advances is due and payable upon demand.

Repayment of advances under the Note Agreements is secured by pledge of the membership of other equity interests held by the Company in various joint ventures formed by the Company for the purpose of acquiring and holding portfolios of distressed, single-family real estate and non-performing mortgages that the Company manages.

In connection with the Note Agreements, the Company has granted to each lender there under, the right, exercisable at any time after the earlier to occur of
(a) a going private transaction, or (b) February 12, 2009, to purchase 12.5% of the capital stock of the Company for a nominal consideration (an "Option"). The issuance by the Company of each Option was made in reliance upon the exemption available from registration under Section 4(2) of the Securities Act of 1933.

CSSF Master Fund, LP, one of the lenders under the Note Agreements, is also a member in Canyon Ferry Capital LLC, a joint venture previously established by the Company's subsidiary, Mortgage Assistance Corporation, to acquire a portfolio of real estate properties. MAC is also a member of the joint venture, serves as its manager and services the real estate portfolio. Pursuant to the terms governing this joint venture, MAC receives a share in the profits of the joint venture once its venture partners have received the amount of their capital contribution to the venture, plus a preferred return on such capital.

Mr. Payne is an employee of the investment advisor for CSSF Master Fund. In such capacity,

Note 20 - Subsequent Events
---------------------------

Mr. Payne may receive bonus compensation from this investment advisor based on the performance of CSSF Master Fund.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     MORTGAGE ASSISTANCE CENTER CORPORATION




Date:  April 14, 2008               By: /s/ Ron Johnson
                                       ---------------------------------------
                                       Ron Johnson,
                                       President and Chief Executive Officer

Date:  April 14, 2008               By: /s/  Sandra Valiquette
                                       ---------------------------------------
                                       Sandra Valiquette,
                                       Controller
                                       (principal accounting officer)


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature:                   Title:                                     Date:



/s/ Ron Johnson              President, Chief Executive           April 14, 2008
-------------------------    Officer and Director
Ron Johnson


/s/  Dennis Downey           Chief Operating Officer              April 14, 2008
-------------------------    and Director
Dennis Downey


/s/  Sandra Valiquette       Controller                           April 14, 2008
-------------------------    (principal accounting officer)
Sandra Valiquette