Form 10-Q
period 2008-03-31
Mortgage Assistance Center Corp
filed 2008-05-20
CIK 1025856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

     [X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ending March 31, 2008


     [_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


         For the transition period from ______________ to _____________


                      Commission file number ______________


                     Mortgage Assistance Center Corporation

             (Exact name of registrant as specified in its charter)



                 Florida                                       06-1413994
      ---------------------------------                    ------------------
(State or other jurisdiction of incorporation)          (IRS Employer ID Number)

           1341 W. Mockingbird Lane, Suite 1200 West, Dallas, TX 75247
                         -------------------------------
                    (Address of principal executive offices)

                                 (214) 670-0005
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated   Accelerated filer |_|   Non-accelerated    Smaller reporting
    filer |_|                                  filer |_|          company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,071,024 shares of Common Stock as of March 31, 2008.

                     Mortgage Assistance Center Corporation
                                Table of Contents
                                    Form 10-Q
                          Quarter Ended March 31, 2008

                                                                            Page
    PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

    Consolidated Balance Sheets
          as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited).....3

    Consolidated Statements of Operations and Comprehensive Loss
          for the three months ended March 31, 2008 and 2007 (Unaudited).......5

    Consolidated Statements of Cash Flows
          for the three months ended March 31, 2008 and 2007 (Unaudited).......7

    Notes to Consolidated Financial Statements.................................9

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS..................................................9

    ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........13

    ITEM 4T. CONTROLS AND PROCEDURES..........................................13

    PART II. OTHER INFORMATION

    ITEM 1. Legal Proceedings.................................................13
    ITEM 1A. Risk Factors.......................................................
    ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.......13
    ITEM 3. Defaults Upon Senior Securities...................................14
    ITEM 4. Submission of Matters to a Vote of Security Holders...............14
    ITEM 5. Other Information.................................................14
    ITEM 6. Exhibits..........................................................14
    SIGNATURE.................................................................15



                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2008 (Unaudited) and December 31, 2007 (Audited)



                                      ASSETS
                                                        March 31,     December 31,
                                                          2008           2007
                                                       (Unaudited)     (Audited)
                                                       -----------    -----------

    Current Assets:
Cash and cash equivalents                              $   282,369    $   616,288
Portfolio assets, at cost (net of impairment reserve
   of $278,689 and $197,237 at March 31, 2008 and
   December 31, 2007, respectively)                      5,587,570      5,788,361

Accounts receivable - related parties                       21,043           --

Prepaid expenses and other current assets                  199,259        337,158
                                                       -----------    -----------

Total Current Assets                                     6,090,241      6,741,807

                                                       -----------    -----------
Property and Equipment, at cost:
Land                                                       699,600        699,600
Building and improvements                                  679,168        668,840
Office furniture and equipment                             406,079        422,471
                                                       -----------    -----------
                                                         1,784,847      1,790,911

Less accumulated depreciation                             (174,073)      (148,038)
                                                       -----------    -----------

Net Property and Equipment                               1,610,774      1,642,873

                                                       -----------    -----------
Investments and Other Assets:
Deposits                                                    25,404         25,404
                                                       -----------    -----------


Total Assets                                           $ 7,726,419    $ 8,410,084
                                                       ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements



                     Mortgage Assistance Center Corporation
                           Consolidated Balance Sheets
           March 31, 2008 (Unaudited) and December 31, 2007 (Audited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              March 31,     December 31,
                                                                                2008           2007
                                                                             (Unaudited)     (Audited)
                                                                             -----------    -----------
Current Liabilities:
 Notes payable-individuals and others                                        $ 3,189,011    $ 2,614,011
 Advance from stockholders                                                     1,000,000      1,000,000
 Current portion of mortgages payable                                             24,500         24,500
 Accounts payable                                                                391,458        342,641
 Accounts payable - related parties                                              430,104           --
 Settlement costs                                                                430,573        440,517
 Accrued fees and wages                                                           31,470         74,911
 Other accrued liabilities                                                       364,807        359,694
                                                                             -----------    -----------
     Total Current Liabilities                                                 5,861,923      4,856,274
                                                                             -----------    -----------
Long-term Debt:
 Notes payable-individuals and others                                          2,131,678      2,466,678
 Mortgages payable, less current portion                                       1,009,515      1,015,019
                                                                             -----------    -----------
     Total Long-Term Debt                                                      3,141,193      3,481,697
                                                                             -----------    -----------
     Total Liabilities                                                         9,003,116      8,337,971
                                                                             -----------    -----------

Minority Interests                                                             3,278,878      3,612,087
                                                                             -----------    -----------


Stockholders' Equity  (Deficit):
 Series A convertible preferred stock ($0.001 par value; 3,000,000 shares authorized; 2,000,000 and 1,500,000 shares issued and outstanding;
 aggregate liquidation preference of $2,000,000 and $1,500,000; cumulative undeclared dividends of $263,161 and $207,962 respectively at
 March 31, 2008 and December 31, 2007)                                           915,666        867,828
Common stock ($0.001 par value, 50,000,000 shares
 authorized, 14,071,024 shares issued and outstanding
 at March 31, 2008 and December 31, 2007)                                         14,071         14,071
Additional paid-in capital                                                     2,465,727      2,374,621
Retained earnings (deficit) after December 31, 2004                           (8,295,499)    (7,140,954)
                                                                             -----------    -----------
                                                                              (4,900,035)    (3,884,434)
Subscriptions issuable                                                           344,460        344,460
                                                                             -----------    -----------
     Total Stockholders' Equity (Deficit)                                     (4,555,575)    (3,539,974)
                                                                             -----------    -----------

     Total Liabilities and Stockholders' Equity                              $ 7,726,419    $ 8,410,084
                                                                             ===========    ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements




                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)



                                                  March 31,      March 31,
                                                    2008           2007
                                                                (Restated)
                                                -----------    -----------
Operating Revenues:
 Sales of portfolio assets                      $   333,767    $   588,960
 Servicing fees                                       4,512        114,396
 Rental income                                       52,500         53,004
 Other                                                 --           46,365
                                                -----------    -----------
    Gross operating revenues                        390,779        802,725
 Cost of portfolio assets sold                      370,415        318,958
                                                -----------    -----------
    Net operating revenues                           20,364        483,767
                                                -----------    -----------

Operating Expenses:
 Salaries, wages and contract labor                 708,415        598,034
 Selling, general and administrative expenses       399,944        324,128
 Depreciation and amortization                       30,278         12,113
 Bad debts                                           88,468        107,594
                                                -----------    -----------
    Total operating expenses                      1,227,105      1,041,869
                                                -----------    -----------

Operating loss                                   (1,206,741)      (558,102)
                                                -----------    -----------

Other income (expense):
 Interest and other income                            2,955          9,949
 Interest expense                                  (147,240)       (73,492)
 Loss on retirement of property                      (2,728)          --
                                                -----------    -----------

    Total other income (expense)                   (147,013)       (63,543)
                                                -----------    -----------

Loss from continuing operations before
    minority interests and income taxes          (1,353,754)      (621,645)
















              The accompanying notes are an integral part of these
                        consolidated financial statements





                     Mortgage Assistance Center Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)




                                                             March 31,       March 31,
                                                               2008            2007
                                                                            (Restated)
                                                           ------------    ------------
Loss from continuing operations before
    minority interests and income taxes                    $ (1,353,754)   $   (621,645)

Minority interests                                              199,209         (78,995)
                                                           ------------    ------------

Loss from continuing operations before
    income taxes                                           $ (1,154,545)   $   (700,640)

Income tax benefit (expense)                                       --              --
                                                           ------------    ------------

Discontinued Operations
 (Income from Operations of Dutch Fork Capital LLC)                --            59,806
                                                           ------------    ------------

Net Loss                                                     (1,154,545)       (640,834)
                                                           ------------    ------------

Other comprehensive income                                         --              --

Comprehensive Loss                                         $ (1,154,545)   $   (640,834)
                                                           ============    ============

Basic and fully diluted earnings (loss) per weighted
 average common shares outstanding
 calculated on net loss and cumulative
 undeclared dividends on preferred stock:
    Continuing operations                                  $      (0.08)   $      (0.05)
    Net Loss                                               $      (0.08)   $      (0.05)


Weighted-average number of common stock outstanding:
    Basic                                                    14,071,024      12,725,124
                                                           ============    ============
    Fully diluted                                                  --              --
                                                           ============    ============




              The accompanying notes are an integral part of these
                        consolidated financial statements












                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)



                                                                                Three Months Ended
                                                                            March 31,      March 31,
                                                                              2008           2007
                                                                                          (Restated)
                                                                           -----------    -----------
 Cash Flows From Operating Activities
  Net loss                                                                 $(1,154,545)   $  (640,834)
  Results of discontinued operations                                              --          (59,806)
                                                                           -----------    -----------
  Loss from continuing operations                                           (1,154,545)      (700,640)

Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
 Depreciation                                                                   30,278         12,113
 Non-cash stock-based compensation                                             138,944        248,332
 Minority interests in subsidiaries' net earnings (losses)                    (199,209)        78,995
 Loss on sale of assets                                                          2,728           --
 Change in assets and liabilities:
  Decrease in portfolio assets                                                 200,791       (443,962)
  Increase in accounts receivable from related parties                         (21,043)        (7,971)
  Decrease in prepaid expenses and other assets                                137,899        (61,706)
  Increase in accounts payable                                                  62,807         44,051
  Increase in accounts payable - related parties                               416,114           --
  Decrease in settlement costs                                                  (9,944)          --
  Increase in accrued fees and wages                                            53,415        (75,781)
  Decrease in other accrued liabilities                                        (91,743)          (838)
                                                                           -----------    -----------

 Total adjustments                                                             721,037       (206,767)
                                                                           -----------    -----------

                 Net Cash Provided (Used) by Operating Activities             (433,508)      (907,407)
                                                                           -----------    -----------

Cash Flows From Investing Activities

  Proceeds from Sale of property and equipment                                  10,000           --
  Additions to property and equipment                                          (10,907)       (17,900)
                                                                           -----------    -----------

                    Net Cash Provided (Used) by Investing Activities              (907)       (17,900)
                                                                           -----------    -----------





              The accompanying notes are an integral part of these
                       consolidated financial statements




                     Mortgage Assistance Center Corporation
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)



                                                                   Three Months Ended
                                                                March 31,      March 31,
                                                                  2008           2007
                                                               -----------    -----------
  Cash Flows From Financing Activities
Proceeds from issuance of debt to individuals and others       $   335,000    $   385,000
Repayments of debt to individuals and others                       (95,000)      (258,893)
Capital contributions from minority interests                         --          550,000
Refunds of capital contributions to minority interests            (117,933)      (128,315)
Distributions to minority interests                                (16,067)       (67,767)
Repayments of mortgage loans                                        (5,504)        (5,355)
                                                               -----------    -----------

   Net Cash Provided by Financing Activities                       100,496        474,670
                                                               -----------    -----------

   Net Cash Provided by Discontinued Operations                       --           36,964
                                                               -----------    -----------

   Net Decrease in Cash                                           (333,919)      (413,673)

   Cash at Beginning of Period                                     616,288      1,205,120
                                                               -----------    -----------

   Cash at End of Period                                       $   282,369    $   791,447
                                                               ===========    ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

Cash Paid During the Quarter for:
 Interest                                                      $    16,637    $    61,639










              The accompanying notes are an integral part of these
                       consolidated financial statements

                     Mortgage Assistance Center Corporation
                   Notes to Consolidated Financial Statements
                           March 31, 2008 (Unaudited)

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

Note 2 - Basis of Presentation and Principles of Consolidation
        ------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-K. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made and certain prior period amounts have been reclassified to conform to current period presentation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the complete year.
The accompanying financial statements are consolidated and include the financial statements of MACC and its wholly owned subsidiary, MAC. All significant intercompany accounts and transactions are eliminated in consolidation

The Company through its subsidiary, MAC, has a 50% ownership interest in certain unincorporated joint ventures and acts as the manager of each joint venture and, as such, exercises control over each venture. The other members of each of the ventures do not have either (a) the substantive ability to dissolve the venture or otherwise remove the manager without cause, or (b) substantive participating rights. Based on these factors, MAC's interest in each of the joint ventures meets the criteria for consolidation under the provisions of Emerging Issues Tax Force Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or

         -----------------------------------------------------

Similar Entity When the Limited Partners Have Certain Rights ("EITF Issue No. 04-5") and AICPA Statement of Position 78-9, Accounting for Investments in Real Estate ("SOP 78-9"). The consolidated financial statements include 100% of the assets and liabilities of these unincorporated entities, with the ownership interests of minority investors recorded in a noncurrent caption, "Minority Interests." The financial statements for the quarter ended March 31, 2007 have been revised to reflect the priority payments to the limited partners of certain joint ventures as preferential distributions of profit rather than as expenses, consistent with the accounting treatment in the Company's Form 10-K for the year ended December 31, 2007. In addition, effective January 1, 2008, the balance of the ownership interests of minority interests, where applicable, were revised to reflect 100% of the cumulative losses through December 31, 2007, in accordance with the provisions of the individual joint venture agreements. Prior periods have not been restated for this change as the impact was not material. On May 17, 2007, MAC sold its 50% interest in the future profits of Dutch Fork Capital, LLC ("Dutch Fork") to the other 50% partner in that venture for $300,000 cash. Two of MACC's former directors have indirect ownership interests in Dutch Fork. At March 31, 2007 and December 31, 2007, and for the periods then ended, all of the assets, liabilities and applicable minority interests were eliminated, and the results of operations were classified as Discontinued Operations. The Company has a minority interest in certain unconsolidated joint ventures that have been funded through a Venture Funding Agreement entered into effective October 22, 2007 for acquiring various pools of distressed real estate and mortgage notes. The funding agreement is further explained in Note 17 of the December 31, 2007 10-K. The consolidated financial statements do not include the assets and liabilities of these entities as the Company's ownership interests are reported using the equity method of accounting according to the terms of the joint venture agreements. As of March 31, 2008,the Company has not earned any income associated with the operations of these ventures and has therefore assigned no value to its equity in these unconsolidated joint ventures as of that date.

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

Note 4- Going Concern Uncertainty
        -------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant

        -------------------------

operating losses for quarter ended March 31, 2008 and prior years, resulting in an accumulated stockholders' deficit as of March 31, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to sustain profitability. The Company continues to actively pursue alternative financing plans to fund the Company's requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. In addition, the Company continues to explore opportunities to secure additional sources of debt or other financings as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. However, there is no guarantee that the Company will receive sufficient funding to sustain operations and/or implement any future business plans.

Note 5 - Share-Based Compensation
         ------------------------

The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

At March 31, 2008, the Company had stock options for a total of 2,482,000 shares outstanding under its 2006 Equity Incentive Plan. All of these options were granted on or after November 28, 2006. The total compensation cost that has been charged against income for all such options was $138,944 for the three months ended March 31, 2008 and $248,332 for the three months ended March 31, 2007. The share-based compensation expense increased the basic loss per share by $0.01 for the quarter ended March 31, 2008. The result reflects no related tax benefit due to the Company's full valuation allowance on its deferred tax assets. As of March 31, 2008, there was $146,235 of compensation expense related to non-vested share awards that is expected to be recognized over a period of three years.

The Company entered into two year employment agreements upon the hiring of a new President and Chief Financial Officer in February and March 2007, respectively. The new officers were granted incentive stock options for 1,750,000 shares of common stock under the Plan, with one third of such options exercisable upon execution of the employment agreements, and the remaining two thirds becoming exercisable, one third upon each successive anniversary date, provided that the officers are employed by the Company on each anniversary date. The fair value of these options was determined by a commercially available software value of these options was determined by a commercially available software product utilizing a proven trinomial lattice valuation methodology. Based on this analysis, the weighted-average value of the options at grant was determined to be approximately $.43. Allowing for potential future forfeitures, non-cash compensation expense of $246,371 was recorded for the quarter ended March 31, 2007, with the remaining compensation expense to occur in future

         ------------------------

years pursuant to vesting. The amount reflected for March 31, 2008 is for vesting of prior issued stock options.

In addition, a total of 1,143,891 warrants were granted and outstanding as of March 31, 2008. These warrant shares were issued to consultants or advisors to the company and were fully vested at grant.

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

The lattice (trinomial) option -pricing model was used to estimate the fair value options and warrants at grant date in 2006 and 2007. The weighted-average grant date fair value of options and warrants granted in 2006 and 2007 and the significant assumptions used in determining the underlying fair value of each option or warrant grant, on the date of the grant were as follows:

           Weighted-average grant date
           fair value of options and warrants granted           $0.25

           Assumptions:
                    Risk-free rate of return                    5.0%
                    Expected life                               5 years
                             Weighted-average volatility        91.7%
                             Expected dividend yield            0.0%

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

Note 6 - Related Party Transactions
         --------------------------

From time to time, advances are made between the Company and the joint ventures to cover costs on services that the Company has as the Managing Member of the joint ventures. As of March 31, 2008, the amount in transition was $21,043 in receivables from Strategic Equity Investments, whose CEO was named as a director on May 15, 2008, and $430,104 in payables applicable to other unconsolidated joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

From time to time, certain information provided by the Company, including written or oral statements made by its representatives, may contain forward-looking information as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Certain statements in this Form 10-Q are forward-looking statements. Words such as "expects", "believes", "anticipates", "may", "intends", "projects", "estimates" and similar expressions are intended to identify forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, and data contained in the Company's records and other data available from third parties; but there can be no assurance that management's expectation, beliefs or projections will be achieved or accomplished. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, limited operating history, historical operating losses and the uncertainty of the Company's profitability in the future, the need to raise additional capital to sustain operations and implement its future business plan, and other factors that may be beyond the Company's control. These factors include changes in regulations or legislation, adverse determination with respect to litigation or other claims, ability to recruit and retain employees, availability of mortgage note portfolios at acceptable prices, and increases in operating costs. A more comprehensive discussion of risk factors is included in the Company's Form 10-K for the year ended December 31, 2007. The Company has no obligation to publicly update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

Business Overview:

The Company buys, sells and manages distressed single-family real estate and non-performing mortgages secured by single-family residential real estate in the secondary market in the United States through its subsidiary MAC.

MAC purchases non-performing, charged-off, sub-prime first and second lien mortgages. These mortgage notes are secured by real estate, are typically ninety days to two years past due at the time of purchase, and in many cases have been foreclosed upon. These mortgages are purchased in pools or portfolios of assets from major lending institutions and usually at a substantial discount to the outstanding principal balance and to the current market value of the underlying real estate. This business model enables MAC to provide assistance to borrowers and provide liquidity to lenders that need to remove non-performing loans from their books in order to restore their lending power or comply with government rules regarding non-performing loans.

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

Additionally, MAC generates revenue through fees charged to manage and service mortgage notes for its joint ventures and other investors. When the Company acquires a loan or pool of loans, the process of resolution begins with the borrower, changing the status of non-performing loans into either performing loans or foreclosing on the real estate. The Company may resell a portion of its loans in various-sized loan pools. The Company may foreclose on certain properties when loans held in its portfolio continue to be in default. As a result, the Company will be engaged in owning single-family dwellings and possibly other real estate. Such foreclosed real estate may be held, rehabilitated where necessary, and sold.

The Company has historically financed the acquisition of its loan pools through various profit participation entities directly with investors and by issuing promissory notes to individuals and investment entities. In addition, the Company has historically sustained recurring losses from operations and had an accumulated stockholders' deficit as of March 31, 2008. These circumstances, along with others discussed in this section and elsewhere in this Form 10-Q creates substantial risk regarding the Company's ability to continue as a going concern.

Liquidity and Capital Resources
------------------------------------------
     Cash and cash equivalents totaled $282,369 as of March 31, 2008, compared with $616,288 as of December 31, 2007.

Net cash provided by operating activities
----------------------------------------------------
     Net cash used in operating activities was $433,508 for the three months ended March 31, 2008, compared with $907,407 for the three months ended March 31, 2007. The net loss discussed below was the primary factor in the net cash used in operations.

Net cash used in investing activities
-------------------------------------------
     Net cash used in investing activities was $907 for the three months ended March 31, 2008, compared with $17,900 for the three months ended March 31, 2007. The increase in net cash used in investing activities represents an increase in cash proceeds from the sale of property and equipment.

     Due to the Company's limited available working capital, it projects that it will invest minimal amounts in additional capital expenditures during the remainder of the year, only investing in maintenance capital critical to its continuing operations; such amounts may be increased dependent on the Company's ability to generate cash flow from operations and/or acquire additional funds through future financing activities.

Net cash provided by financing activities
-------------------------------------------------
     Net cash provided by financing activities was $100,496 for the three months ended March 31, 2008, compared with $474,670 for the three months ended March 31, 2007.

Cash requirements
----------------------
     As mentioned in prior reports, the Company has historically been unable to generate sufficient cash from operations to meet its ongoing financial obligations, and has continued to rely on additional borrowings and sales of stock to provide adequate liquidity.

     The Company continues to actively pursue alternative financing options to fund the Company's working capital requirements, and those options include, but are not limited to, additional equity sales or debt financing under appropriate market conditions; allegiances or partnership agreements; or other business transactions which could generate adequate funding opportunities. The Company also continues to explore opportunities to secure additional sources of debt financing as a means of more cost effectively acquiring pools of mortgage notes and foreclosed properties. However, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plans.

Results of Operations
----------------------------

Gross Operating Revenue from Continuing Operations
-----------------------------------------------------------------------
     Gross operating revenue for the three months ended March 31, 2008 was $390,779 compared with $802,725 for the three months ended March 31, 2007, a decrease of $411,946, or 51%.

     As discussed in Note 2 to the accompanying consolidated financial statements, the results of operations applicable to the joint ventures in which the Company has less than a 50% ownership interest are not consolidated; and therefore the gross operating revenues are not included in the Consolidated Statement of Operations.

Net Operating Revenue from Continuing Operations
--------------------------------------------------------------------
     Net operating revenue, as a percentage of sales, was 5% and 49% for the three months ended March 31, 2008 and March 31, 2007, respectively. Margin contribution dollars decreased from $483,767 to $20,364, a decrease of $463,403, or 90%.

     Net operating revenue decrease for the reason noted above.

Operating Expenses from Continuing Operations
---------------------------------------------------------------
     Operating expenses, as a percentage of gross operating revenue, were 314% and 130% for the three months ended March 31, 2008 and March 31, 2007, respectively. The Company continues to invest in the operating infrastructure and other resources required to support the anticipated additional asset pools.

Net loss
---------------
     Net loss was $ (1,154,545) and $ (640,834) for the three months ended March 31, 2008 and March 31, 2007, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4T.  Controls and Procedures

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

Disclosure Controls and Procedures

As of the end of the March 31, 2008 reporting period, the Company carried out an evaluation, under the supervision of and with the participation of the management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, believe that the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based upon the aforementioned evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at that reasonable assurance level in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

Changes in Internal Control Over Financial Reporting

During an evaluation of the effectiveness of the Company's internal controls over financial reporting conducted in connection with the Company's Annual Report on Form 10-K. Based on this assessment, management determined that the Company's internal control over financial reporting as of December 31, 2007 was not effective as the Company had ineffective segregation of duties between its accounting and check signing process which could result in material misstatements to annual or interim financial statements that would not be prevented or detected. Remediation to address this material weakness was completed during the quarter ended March 31, 2008, having segregated duties between signing checks and having access to the computer system. Other than this remediation effort, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008. Based on management's assessment and those criteria, management believes that the internal control over financial reporting as of March 31, 2008 was effective.

Managements internal control report was not subject to attestation by the Corporation's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

At the time the Company entered into the Note Agreements, Mr. Payne was one of our directors and was an employee of the investment advisor for CSSF Master
Fund. In such capacity, Mr. Payne may receive bonus compensation from this investment advisor based on the performance of CSSF Master Fund.

Item 3.  Defaults upon Senior Securities.

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Directors and Officers
----------------------

Change of Directors and Executive Officers
------------------------------------------

The Board of Directors accepted the resignation of Mr. Rod Jones as Director on March 17, 2008. On April 8, 2008, the Board accepted the resignation of Mr. Bill Payne as director. On April 30, 2008, the Board accepted the resignation of Mr. Dan Barnett as director. The Board also accepted the resignation of Mr. Richard Coleman as the Company's Chief Financial Officer on February 4, 2008.

Mr.  Dennis  Downey.  Effective  April 6, 2008,  the Board  appointed Mr. Dennis
Downey as our Chief Operating Officer and as a director to fill one of the vacancies on the Board.

Mr. Downey has 22 years of commercial real estate financing and real estate investment experience. From 2004 to 2008 Mr. Downey was the founder and chairman of Downey Capital Corporation, a Financial Intermediary for clients and Investment Bankers. From 1997 to 2004 Mr. Downey was Senior Vice President for PW Funding where he led the firm's national commercial lending marketing efforts including Fannie Mae and Freddie Mac loan programs in the Southwest. Mr. Downey earned his Bachelor of Arts degree from California State University - Sacramento.

Mr. Downey is employed by the Company on an at-will basis, at a salary of $180,000 per year.

Mr. Robert Mangold. Effective May 15, 2008, the Board appointed Mr. Robert Mangold as a director to fill one of the vacancies on the Board.

Mr. Mangold is the President and Chief Executive Officer of Money Mastery Advisors, LLC since 2007, One Source Realty, One Source Mortgage & Investments and Insurance Affiliates of Arizona since 2001, all of which are based in Scottsdale, AZ. Mr. Mangold has been involved in the real estate/lending and investment industry since 1992 and has been an active real estate investor since 1981. He has been recognized by National Relocation Magazine as an expert on real estate and investment strategies. In addition, Mr. Mangold frequently appears on local radio as a guest on changes and trends in the real estate and mortgage markets. He has taught Equity Management Seminars all over the country to some of the top mortgage and real estate companies. He frequently does consulting work with lending institutions and builders across the country.

Mr. Mangold attended Purdue University and earned his Bachelor degree in business.

As a director, Mr. Mangold will receive no compensation, but will be reimbursed for expenses incurred in connection with travel to and from board meetings.

Prior to being appointed to the Company's board of directors, Mr. Mangold, through one or more affiliates, and the Company entered into several transactions pursuant to which Mr. Mangold or such affiliates invested in real estate portfolio joint ventures, purchased properties from the Company, or otherwise provided funding to the Company. In connection with these transactions, since January 1, 2007, Mr. Mangold has received approximately $309,177 from the Company in commissions, $4,661 in profits from joint ventures, and warrants to receive 309,177 shares of the Company's common stock.

In addition, on August 10, 2007, in connection with a $300,000 bridge loan, the Company agreed to issue to Mr. Mangold a warrant to purchase 37,522,464 shares of common stock at an exercise price per share equal to the closing price of a share of the common stock on the day immediately preceding the date warrant is issued. The Company also agreed to issue an additional warrant providing the opportunity to receive an additional 56,283696 shares of common stock. This warrant will become exercisable with respect to 3,752,246 shares of common stock for every $2,000,000 in additional equity or debt funding provided to the Company by the investor or his affiliates, if and when requested by the Company; provided that he or his affiliates have such funds available for such purpose. These warrants will be issuable by the Company to the investor upon filing of the Amendment with the Florida Department of State and have a term of five years from the date of issue. It is further anticipated that any debt funding provided by Mr. Mangold or his affiliates would bear interest at a rate equal to at least twelve percent (12%) per annum, and could remain outstanding for no longer than twenty-four (24) months. On August 10, 2007, Mr. Mangold's right to receive the aforementioned warrants was mutually terminated.

Sandra Valiquette. Effective February 12, 2008, the Company appointed Sandra Valiquette as the Company's Principal Financial Officer and Controller. Ms. Valiquette previously served as the Company's Controller from 2004 through 2006 and most recently served as the Company's principal accounting officer. Prior to joining the Company, Ms. Valiquette served in various capacities with companies in both insurance and the savings & loan industry. From 1999 to 2002 Ms. Valiquette was Senior Staff Accountant and Controller for Reliant American Insurance Company, a startup insurance company. From 1996 to 1999 Ms. Valiquette was Vice President and Corporate Controller for Summit Global Partners, Inc, a startup insurance broker. Ms. Valiquette is a graduate of Texas Wesleyan University in Fort Worth, Texas where she majored in accounting and business. She is a licensed Texas CPA.

Ms. Valiquette is employed by the Company on an at-will basis, at a salary of $80,000 per year.

There are no family relationships between or among Messrs. Downey and Mangold or Ms. Valiquette and the Company's other officers or members of its board of directors.

Item 6.  Exhibits.

31.1 Chief Executive Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002.

3.1.2 Chief Financial Officer - Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2002

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

                                      MORTGAGE ASSITANCE CENTER CORPORATION




Date:  May 20, 2008                   By: /s/ Ronald E. Johnson
                                          --------------------------------------
                                          Ronald E. Johnson
                                          President and Chief Executive Officer



Date:  May 20, 2008                   By: /s/ Sandra Valiquette
                                          --------------------------------------
                                          Sandra Valiquette
                                          Controller
                                          (Principal Financial Officer)